Form 10-K
period 1998-03-31
YORKSHIRE POWER GROUP LTD
filed 1998-06-30
CIK 1056090

========================================================
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

	(Mark One)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 1998

OR

	(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ......................to.....................



			    Registrant, State or other Jurisdiction
    Commission         of Incorporation or Organization,       I.R.S. Employer
    File Number         Address and Telephone Number         Identification
No.


    333-47925   Yorkshire Power Group Limited           84-1393785
	Wetherby Road
	Scarcroft
	Leeds LS14 3HS
	United Kingdom
	011-44-113-289-2123

======================================================


Securities registered pursuant to Section 12(b) of the Act: 8.08% Trust Securities *

Securities registered pursuant to Section 12(g) of the Act:  None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

* Issued by Yorkshire Capital Trust I and guaranteed by Yorkshire Power Group Limited
Aggregate market value of voting and non-voting common equity held by non-affiliates: None

A description of the registrant's common stock follows:


				Description of                  Shares Outstanding
Registrant                      Common Stock                     at May 31, 1998


Yorkshire Power Group         Par Value (POUND)1 Per Share           440,000,002
Limited
				Table of Contents

	      PART I

Item 1        Business
                 Yorkshire Group and its US Parents
                 Yorkshire's Businesses
                 The Electric Utility Industry in Great Britain
                 UK Environmental Legislation
                 UK and EU Competition Law
                 Employees
                 Presentation of Certain Information and Exchange Rates
Item 2        Properties
Item 3        Legal Proceedings
Item 4        Submission of Matters to a Vote of Security Holders

	       PART II

Item 5        Market for Registrant's Common Equity and Related Stockholder
                Matters
Item 6        Selected Financial Data
Item 7        Management's Discussion and Analysis of Results of Operations
               and Financial Condition
Item 8        Financial Statements and Supplementary Data
Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	       PART III

Item 10       Directors and Executive Officers of the Registrant
Item 11       Executive Compensation
Item 12       Security Ownership of Certain Beneficial Owners and Management
Item 13       Certain Relationships and Related Transactions

	       PART IV

Item 14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K


Signatures

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-K under the captions "Management's
Discussion and Analysis of Results of Operations and Financial Condition", "Business" and elsewhere constitute forward looking statements. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Yorkshire Group or any of its subsidiaries or industry results, to differ materially from any future results, performance or achieve ments expressed or implied by such forward looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions in the UK, the Franchise Area (as defined under Yorkshire Business - Distribution Business) and elsewhere; currency fluctuations; governmental, statutory, regulatory or administrative initiatives affecting Yorkshire Group, Yorkshire or the UK electric and gas utilities industries; general industry trends; competition; the cost and availability of electricity, gas and other alternative energy sources; hedging costs; changes in business strategy, development plans or vendor relationships; availability, terms and deployment of capital; availability of qualified personnel;
increased rates of taxes or other changes in tax law; changes in, or the failure or inability to comply with, governmental regulation, including, without limitation, environmental regulations; and other factors
referenced in this Form    10-K.  These forward looking statements
speak only as of the date of this Form 10-K.

					    SELECTED DEFINITIONS

	   When used in this report, the following terms will have the meanings indicated.

"1935 Act" means Public Utility Holding Company Act of 1935, as amended

	"Acquisition" means acquisition of Yorkshire, indirectly, by Yorkshire Group, effective April 1, 1997

	"AEP" means American Electric Power Company, Inc.

	"AEP Resources" means AEP Resources, Inc.

	"British Energy" means British Energy plc

	"Calendar Year" means a year ended December 31

	"CCGT" means combined cycle gas turbine

	"Centrica" means Centrica plc, the former supply business of British
Gas plc

	"CFDs" means contracts for differences

	"CHP" means combined heat and power

	"Control Party" means a wholly owned subsidiary of Yorkshire Power
Group Limited   which holds the Control Certificate of Yorkshire Trust

	"CSW" means Central and South West Corporation

	"DAMS" means Distribution Asset Management System

		"Electricity Act" means the Electricity Act 1989

		"EMFs" means electromagnetic fields

	"Energy Group" means The Energy Group plc

	"ESPS" means Electricity Supply Pension Scheme

	"EU" means European Union

		"Fiscal Year" means a year ended March 31

		"Fossil Fuel Levy" means a levy system instituted to reimburse the generators and the RECs for the extra costs involved in generating electricity from non-fossil fuel plants as compared to generating electricity from fossil fuel plants

"Franchise Area" means Yorkshire's service area as determined by its PES license

"Franchise Supply Customers" means customers within the Franchise
Area, who within the most recent twelve month period have an average peak demand ("Peak Demand") of not more than 100 kW in the three months of highest demand during such period

"Grid" means the UK's national grid transmission system

''GWh'' means gigawatt hours

"Hydro Electric" means Scottish Hydro Electric plc

"km" means kilometers

"kV" means kilovolts

"kW" means kilowatts

"kWh" means kilowatt hours

"Lv" means low volts

"March Green Paper'' means the UK Government's Green Paper of
March 1998 entitled ''A Fair Deal For Consumers: Modernizing the
Framework for Utility Regulation"

		"MMC" means the UK Monopolies and Mergers Commission

	''MW'' means megawatt

		"National Power" means National Power plc

		"NCE" means New Century Energies, Inc.

		"NFFOs" means the obligations of the RECs to obtain a specified
amount of       generating capacity from non-fossil fuel sources

		"NGC" means the National Grid Company plc, which is wholly-owned by NGG

		"NGG" means the National Grid Group plc

"Non-Franchise Supply Customers" means customers who within the most recent twelve month period have an average peak demand (''Peak Demand'') of more than 100 kW in the three months of the highest maximum demand during such period

	"OFFER" means the Office of Electricity Regulation, the body appointed by the Government of the UK to regulate the electricity industry in Great Britain

	"OFGAS" means the Office of Gas Regulation, the body appointed by the Government of the UK to regulate the gas industry in Great Britain

"Outage" means a disruption to the supply of electricity

"Own-generation limits" means the limit imposed by the PES license on the extent of generation capacity in which a REC may hold an interest

"PES" means public electricity supplier

		"Pool" means the wholesale trading market for electricity in England and Wales

		"Pooling and Settlement Agreement" means the agreement which
governs the     constitution and operation of the Pool and the
calculation of payments to and from     generators and suppliers

	"PowerGen" means PowerGen plc

		"Predecessor Company" means Yorkshire prior to its acquisition, indirectly, by Yorkshire Group

"Pro Forma Fiscal Year 1997" means unaudited pro forma information for the fiscal year ended March 31, 1997

	"PSB" means NGG's pumped storage electricity generation business

	"REC" means one of the 12 regional electricity companies in England and Wales licensed to distribute and supply electricity

		"Regulator" means The Director General of Electricity Supply in Great
Britain

	"RPG" means Regional Power Generators Limited, a 75% owned subsidiary of Yorkshire

"Scottish Power" means Scottish Power plc

		"SEC" means the Securities and Exchange Commission

		"SFAS" means US Statement of Financial Accounting Standards

		"Successor Company" means Yorkshire Power Group Limited and its subsidiaries

		"UK" means the United Kingdom

		"UK GAAP" means accounting principles generally accepted in the UK

		"Unit'' means kWh

			"US" means the United States of America

			"US GAAP" means accounting principles generally accepted in the US

	"US Parents" means AEP and NCE

		"YCL" means Yorkshire CoGen Limited, a subsidiary of Yorkshire

		"YEPL" means Yorkshire Electric Power Limited, a subsidiary of
Yorkshire

		"Yorkshire" means Yorkshire Electricity Group plc and its subsidiaries

	"Yorkshire Finance" means Yorkshire Power Finance Limited, a subsidiary of Yorkshire Group

		"Yorkshire Group" means Yorkshire Power Group Limited and its subsidiaries

	"Yorkshire Holdings" means Yorkshire Holdings plc, a subsidiary of Yorkshire Group

		"Yorkshire Trust" means Yorkshire Capital Trust I

PART I
Item 1.       BUSINESS

YORKSHIRE GROUP AND THE US PARENTS

Yorkshire Group

	Yorkshire Group was incorporated as a private company with limited liability under the laws of England and Wales in July 1996. In 1997, Yorkshire Group was utilized in connection with the joint acquisition by the US Parents of Yorkshire, one of the twelve RECs in England and Wales. Yorkshire Group gained effective control of Yorkshire on April 1, 1997. Yorkshire Group's primary asset is the outstanding shares of Yorkshire Holdings, a public limited company incorporated under the laws of England and Wales, which in turn beneficially owns all of the outstanding shares of Yorkshire. Yorkshire Holdings was organized as a wholly-owned subsidiary of Yorkshire Group solely for holding the share capital of Yorkshire and has no other significant operations.

	Each of the US Parents holds an indirect 50% interest in Yorkshire Group. AEP holds such interest through its wholly-owned subsidiary, AEP Resources.
NCE holds its 50% indirect interest in Yorkshire Group through its wholly-owned subsidiary, NC Enterprises, Inc., a Delaware corporation, which in turn wholly-owns New Century International.


Yorkshire Finance

	Yorkshire Finance was incorporated under the laws of the Cayman Islands in August 1997. Yorkshire Finance exists solely for the purpose of operating as a financing vehicle for Yorkshire Group and its affiliates.


Yorkshire

	Yorkshire's principal businesses are the distribution of electricity to approximately two million customers in its Franchise Area and the supply of electricity primarily within its Franchise Area. As discussed below under ''
 ---Business Restructuring'', beginning in Fiscal Year 1999, Yorkshire will operate the distribution and supply businesses as self-sufficient businesses.

Yorkshire Trust

	The Trust is a statutory business trust created under Delaware law pursuant to the filing of a certificate of trust with the Delaware Secretary of State on
February 4, 1998. The Trust will terminate in 2043, but may dissolve earlier, as provided in the agreement. The Trust exists exclusively to act as a financing vehicle for Yorkshire Group, through its holding certain debt instruments issued by Yorkshire Finance and the issuance of its Trust Securities.

The US Parents

	AEP

	AEP is an electric utility holding company registered under the 1935 Act. AEP owns all of the outstanding common stock of AEP Generating Company, Appalachian Power Company, Columbus Southern Power Company, Indiana
Michigan Power Company, Kentucky Power Company, Kingsport Power
Company, Ohio Power Company and Wheeling Power Company. These eight utility subsidiaries are engaged in the generation, purchase, transmission, distribution and sale of electricity to over 2.9 million retail customers in portions of the states of Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia. AEP also owns all the outstanding common stock of AEP Resources and AEP Resources International Limited, whose primary businesses are the development of, and investment in, exempt wholesale generators, foreign utility companies, qualifying cogeneration facilities and other power projects. In the year ended December 31, 1997, AEP generated consolidated operating revenues of $6.2 billion and had consolidated assets of approximately $16.6 billion.

	On December 22, 1997, AEP announced the signing of a merger agreement with CSW, a Dallas, Texas based electric utility holding company that is registered under the 1935 Act. CSW owns four electric operating subsidiaries serving 1.7 million customers in Texas, Oklahoma, Louisiana and Arkansas.
CSW also owns SEEBOARD plc, a REC which serves the southeast coast of England. Under the merger agreement, each share of CSW common stock will be converted into 0.6 share of AEP common stock. Based on the price of AEP's common stock on December 19, 1997, the transaction would be valued at $6.6 billion. The combined company will be named American Electric Power
Company, Inc. and will be based in Columbus, Ohio. The merger is conditioned upon, among other things, the approvals of the shareholders of AEP and CSW and various state and federal regulatory agencies. Assuming the receipt of all required approvals, the merger is currently expected to be consummated within twelve to eighteen months of its announcement.

	NCE

	NCE is also an electric utility holding company registered under the 1935 Act. NCE owns all the outstanding common stock of Public Service Company of Colorado, Cheyenne Light, Fuel and Power Company and Southwestern
Public Service Company, which serve approximately 1.6 million retail electric customers in portions of the states of Colorado, Texas, New Mexico, Oklahoma, Kansas and Wyoming and approximately 1 million retail gas customers in portions of the states of Colorado and Wyoming. These three electric and gas utility subsidiaries are principally engaged in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. In the year ended December 31, 1997, NCE generated consolidated operating revenues of $3.3 billion and had consolidated assets of approximately $7.3 billion.

YORKSHIRE'S BUSINESSES

	Yorkshire's principal businesses are the distribution of electricity and the supply of electricity to approximately two million customers. Yorkshire also conducts ancillary business activities apart from the distribution and supply businesses that are not subject to price regulation, such as owning an interest in an off-shore gas field, supplying gas in the competitive market and holding interests in power generation. See '' ---Business Restructuring''.


Distribution Business

	Yorkshire's distribution business consists of the ownership, management and operation of the electricity distribution network within Yorkshire's Franchise Area. The primary activity of the distribution business is the receipt of electricity from the Grid and the distribution of electricity to end users connected to Yorkshire's power lines. Because Yorkshire's distribution business is substantially a regulated monopoly, virtually all electricity supplied (whether by Yorkshire's supply business or by other suppliers) to consumers in the Franchise Area is transported through its distribution network, thus providing Yorkshire with a stable distribution volume unaffected by customer choice of supplier. As a holder of a PES License, Yorkshire is subject to a price cap regulatory framework providing economic incentives to operate in a cost effective manner and, to a limited extent, to increase the volume of electricity distributed. See ''The Electric Utility Industry in Great
Britain''.

	Distribution Business Customers, Units Distributed, Revenues and Operating
Profit

	Yorkshire's Franchise Area covers approximately 10,000 square km (3,860 square miles) from the Pennine uplands in the west, and the cities of Leeds, Bradford and Sheffield, to the City of Hull, the ports of the Humber estuary and the eastern coastline. It encompasses the counties of West Yorkshire, East Yorkshire and almost all of South Yorkshire, together with parts of North Yorkshire, Derbyshire, Nottinghamshire, Lincolnshire and Lancashire. The regional economy is diverse. The traditional heavy industries of iron and steel, coal mining, textiles and engineering continue to contribute to the regional economy, but their overall significance has declined, particularly in the last decade. During this period, other industries, such as chemicals and food and drink, have expanded, as have service sector activities such as finance, retailing and leisure. The region is well served by road and rail networks, has three regional airports, and the ports of the Humber estuary provide access to European markets.

	The following table sets out details of Yorkshire's distribution customers and the volume of electricity distributed, as well as distribution operating revenues and operating income at the dates and for the periods presented:

	                                                   	At March 31,
	                                         1996          1997          1998
Number of customers connected

	Residential        . . . . . . . .  1,896,470     1,910,752     1,930,719
	Commercial         . . . . . . . .    125,827       126,003       126,812
	Industrial         . . . . . . . .     21,924        21,889        21,455

	  Total            . . . . . . . .  2,044,221     2,058,644     2,078,986

	     	                                          		 Fiscal Year

                                          1996          1997          1998
Electricity distributed (GWh)
	Residential        . . . . . . . .      7,110        7,196          7,149
	Commercial         . . . . . . . .      5,383        5,580          5,800
	Industrial         . . . . . . . .     10,729       10,566         10,484

          Total     . . . . . . . .     23,222       23,342         23,433


	                                                 	(In Millions)

Distribution operating revenues . . (POUND)334   (POUND)308     (POUND)305
Distribution operating income   . . (POUND)164   (POUND)127     (POUND)115


	Competition in the Distribution Business

	Yorkshire has not experienced significant competition in its distribution business. Yorkshire believes that the cost of providing a duplicate distribution network connected to the Grid would be prohibitive. To the extent a customer may invest in its own on-site electric generating plants, however, such customers would no longer require distribution and related services from Yorkshire except for standby connection to the Grid. The distribution business is subject to marginal loss of income from related services, such as metering. For a discussion of certain recently announced proposals impacting metering, see ''The Electric Utility Industry in Great
Britain ---Distribution of Electricity  ---Price Control''.

	Strategy for the Distribution Business

	Yorkshire's distribution strategy consists of maintaining a reliable and safe distribution system which meets customer expectations while maximizing its operating efficiencies and fulfilling its regulatory obligations.

	To implement its strategy, Yorkshire is taking a number of steps. Yorkshire intends to maintain a sufficient level of investment in the distribution system to ensure its continued reliability and safety. In Fiscal Year 1998, Yorkshire invested (POUND)196 million in the distribution system, of which (POUND)133 million represented capital improvements in new substations, cables and overhead lines and (POUND)63 million represented expenditures related to the operation, repair and maintenance of the distribution system.
Yorkshire is currently investing in DAMS that centralizes information currently stored in over sixty computerized
and paper-based systems into one integrated computerized system. The centralization of such information is intended to improve both access to and quality of information which is vital to the operation of an efficient distribution system.

	Yorkshire is also concentrating on maintaining and improving its responses to system faults. In Fiscal Year 1998, Yorkshire restored services to 93.9% of all customers affected by faults within three hours and on average a Yorkshire customer was without power for only 59.1 minutes. Furthermore, Yorkshire has introduced a new toll-free phone number available for customers who have lost power. Such direct access is intended to permit Yorkshire to respond more effectively and rapidly to power loss situations. Finally, Yorkshire publishes a Quality of Supply Report which details the manner in which Yorkshire intends to improve both the availability and quality of electricity supply in its region in order to inform both its customers and OFFER as to its plans for the period to April 2000.


	Distribution Facilities

	Electricity is transported across the Grid at 400 kV or 275 kV to 21 grid supply points within Yorkshire's distribution network, where NGC transforms the voltage to 132 kV, 66 kV and 33 kV for entry into Yorkshire's distribution system.

	At March 31, 1998, Yorkshire's distribution system consisted of:

                                            Lv            11 kV     Above 11 kV
	Number of metered supplies. . . . .    2,077,306         1,655            25
	Total length of circuits  . . . . .    29,854 km     20,175 km      4,914 km
	Percentage underground    . . . . .          91%           51%            29%

	The primary distribution system consists of 21 grid supply points from the Grid, an additional 68 supply points and 357 primary substations. At March 31, 1998, the installed transformer capacity with a secondary voltage higher than 650 volts at these substations was 22,480,000 kVA. Remote control facilities enable the real time monitoring and operation of most of these larger substations from one central control room.

	Yorkshire's distribution substations amount to 12,928 indoor substations, 2,611 outdoor substations and 16,336 pole mounted substations. At March 31, 1998, the installed transformer capacity with a secondary voltage less than 650 v was 9,548,940 kVA.

Supply Business

	Yorkshire's supply business consists of selling electricity to end users, purchasing such electricity and arranging for its distribution to those end users. Under its PES License, Yorkshire has an exclusive right to supply electricity to Franchise Supply Customers. This exclusive right is currently scheduled to continue until September 1998. The supply business to Non-Franchise Supply Customers, both inside and outside Yorkshire's
Franchise Area, is open to competition.

	The following table sets forth the volume of electricity sold, by Non-Franchise Supply Customer and Franchise Supply Customer, as well as supply operating revenues and operating income (loss):


                                         	           Fiscal Year
                                       	  1996          1997           1998
	Volume (GWh):
		Non-Franchise Supply Customers        12,046        10,627          9,747
		Franchise Supply Customers   . . .    10,345        10,489         10,489
					Total   . . . . . . . . . . . .    22,391        21,116         20,236

                                                   (In Millions)

	Supply operating revenues   . . .(POUND)1,309   (POUND)1,178  (POUND)1,118
	Supply operating income (loss)  .   (POUND)30    (POUND)(132)    (POUND)25

	Competition in the Supply Business


	The supply business is currently divided between Franchise Supply Customers within the Franchise Area, and Non-Franchise Supply Customers, inside and outside the Franchise Area. The non-franchise threshold was lowered to 100 kW in April 1994 allowing competition in supply for these customers while Franchise Supply Customers remained subject to regulation. Competition in supply to Franchise Supply Customers is currently scheduled to be phased in over a six-month period commencing in September 1998, at which time the exclusive right of Yorkshire to supply the Franchise Area will cease. The Regulator, however, proposed transitional price regulation for smaller consumption Franchise Supply Customers for an initial period of two years until an adequate level of competition is established. Yorkshire subsequently indicated its acceptance of such proposals. The proposals (when taken together with the reduction in the Fossil Fuel Levy which became effective on April 1,
1998) have resulted in the implementation of small reductions, effective April 1, 1998, in the tariffs for Yorkshire's residential and small business customers in its Franchise Area compared to the corresponding tariffs in effect in August 1997.

The proposals also require an additional 3% below inflation reduction effective April 1, 1999. See ''The Electric Utility Industry in Great Britain --- Industry Structure'' and '' ---Supply of Electricity''.


	Strategy for the Supply Business

	Yorkshire's supply strategy consists of (i) protecting and sustaining Yorkshire's electricity market position within the Franchise Area, (ii) cross-selling gas to its existing customer base, (iii) securing market share for gas and electricity supply outside the Franchise Area to the extent that such contracts are profitable and (iv) seeking marketing and strategic alliances in the supply business.

	To implement its strategy, Yorkshire is taking a number of steps. Yorkshire is endeavoring to retain its existing Non-Franchise Supply Customers in the
Franchise Area by purchasing electricity at competitive rates from power generators in the UK and providing high quality customer service. In doing so, in Fiscal Year 1998, Yorkshire maintained a significant portion of its existing business. Yorkshire has also applied this strategy to Non-Franchise Supply
Customers outside of its Franchise Area and to gas customers. For example, in
Fiscal Year 1998, Yorkshire was awarded new contracts with such entities as
Booker plc, William Cook Cast Products, NHS, Asda and Staffordshire County
Council. Furthermore, in addition to marketing gas and electricity under the
Yorkshire brand name, Yorkshire intends to enter into channel partnerships with various business and commercial entities (a "channel partner") whereby
Yorkshire markets energy to customers outside of its Franchise Area under the name of the channel partner or in the joint name of Yorkshire and the channel partner. Yorkshire has negotiated to establish a channel partnership with a chain of retail appliance stores. Yorkshire expects to maintain this strategy for all business customers and potential business customers after competition commences for both gas and electricity and to extend this approach to the residential market. There is no assurance that Yorkshire will be able to enter into such channel partnerships and, if it does, that they will be successful.

	As discussed under '' ---Affiliate Businesses and Other Investments --- Gas Sourcing and Supply'', Yorkshire has taken significant steps toward developing its gas supply capabilities. Currently, gas may be sold to residential customers in selected regional markets that have been opened to competition. By retaining its existing customer base and, eventually, expanding into new markets which will be open to competition, Yorkshire intends to be in a position to offer those customers both electricity and gas. In offering such flexibility, Yorkshire intends to solidify its relationship with these customers and provide an established market base for its developing gas supply business.

	In a joint statement issued in January 1998, the Regulator and OFGAS asked each of the PESs and Centrica to give undertakings to stop ''dual fuel'' offers to supply gas and electricity. In addition, OFGAS asked the PESs to undertake not to market gas to residential customers in areas where their respective markets are not open to competition except where contracts have already been signed. The regulators also made proposals concerning competition in meter reading. Following discussions with the regulators, it was announced that the PESs had agreed only to provide additional dual fuel benefits to customers once their individual franchise area is opened to electricity competition and that OFGAS had agreed that PESs' gas supply businesses should be permitted to continue to compete in the gas market both within and outside their franchise areas on the basis that there are no undue restrictions or distortions in the gas market in those areas. The PESs also agreed to work with the Regulator and OFGAS to ensure measures to limit distortion of the meter reading market.



Affiliate Businesses and Other Investments

	Yorkshire's ancillary business activities have primarily included, among other things, gas sourcing and supply and holding interests in power generation.



	Gas Sourcing and Supply

	Recognizing the long-term opportunities in the competitive gas supply market, in April 1994, Yorkshire acquired a 6.97% equity stake in the Armada off-shore gas field (the ''Armada Field'') for approximately
(POUND)27.8 million. As of March 31, 1998, the Armada Field, which has a production life of approximately 15 years, had proven resources of approximately 1.2 trillion cubic feet (84 billion cubic feet net to Yorkshire) of gas and 68 million barrels of oil and oil equivalents (4.8 million barrels net to Yorkshire). Delivery of such gas from the Armada Field to Yorkshire began, on schedule, in October 1997. The development costs associated with the Armada Field have been lower than originally anticipated. As of March 31, 1998, Yorkshire had invested (POUND)60 million in the Armada Field.

	Yorkshire markets gas to industrial and commercial customers and, with the gradual removal of the residential franchise of Centrica, has recently started marketing gas to residential customers. By the end of March 1998, Yorkshire had entered into contracts for the supply of gas to more than 200,000 residential customers. Gas is sourced from Yorkshire's interest in the Armada Field and through swing contracts and purchases on the spot markets which are designed to give Yorkshire a balanced purchase portfolio.
Yorkshire utilizes risk management methods, in relation to gas purchasing and supply, similar to electricity purchasing and supply, which are designed to maximize its return consistent with an acceptable level of risk.

	The Regulator and OFGAS recently proposed to restrict the ability of the PESs, including Yorkshire, to provide ''dual fuel'' offers to supply gas and electricity to residential customers in areas which are not open to competition. See '' ---Supply Business ---Strategy for the Supply
 Business''.


	Power Generation

	Through its wholly-owned subsidiary, YEPL, Yorkshire has invested in various power generation projects. Yorkshire's PES License currently enables it and its affiliates to make investments in up to 800 MW of electricity generation. Currently, Yorkshire and its subsidiaries own, or have committed to, investments in 519 MW of power generation assets. See '' ---Business Restructuring'' for a discussion of the proposed transfer of Yorkshire's current ownership interests in generation assets.

	The centerpiece of Yorkshire's generation activities is a 272 MW CCGT generating station at Brigg in north Lincolnshire developed and operated by RPG. YEPL owns a 75% interest in RPG with IVO Energy Limited holding the remaining 25%. Yorkshire holds a power purchase agreement for 100% of the output of the station.

	YCL, a YEPL subsidiary, constructed and currently operates CHP plants at St. James's Hospital, Leeds (4.5 MW), A.H. Marks, a chemical company based in Bradford (4.5 MW) and Queen's Medical Centre, Nottingham (4.9 MW).
YCL is also constructing a 56 MW CHP plant at the premises of Hays
Chemicals, a Cheshire based company, and is nearing completion of a 50 MW
CCGT plant at Thornhill. YCL also owns and operates 52.6 MW of diesel fired peaking plants. All of the above plants provide an opportunity for Yorkshire's electricity supply business to purchase the power offtake and a partial strategic hedge in the event that electricity prices rise and reduce profit margins of Yorkshire's supply business.

	In addition, YEPL owns a 50% interest in a company which owns two windfarms at Ovenden Moor (9.2 MW) and at Royd Moor (6.5 MW). All of the output from these windfarms is sold to The Non-Fossil Fuel Purchasing Agency under an agreement which expires on December 31, 1998.

	YCL's generation portfolio has concentrated on smaller scale projects which export less than 50 MW, principally because in doing so YCL is not required to obtain a generation license and such smaller scale projects are not required to trade in the Pool. Trading outside the Pool means that the export power has a higher value and provides YCL with increased operational flexibility.


Business Restructuring

	In December 1997, Yorkshire announced a planned business restructuring intended to enable it to meet increased competition and react to potential regulatory developments in the energy markets in the UK. The restructuring will result in the distribution and supply businesses of Yorkshire becoming self-sufficient businesses. As part of the restructuring, Yorkshire currently contemplates transferring its generating assets to an entity or entities other than Yorkshire Group or its subsidiaries. It is expected that proceeds from the transfer of these assets will be used to reduce debt of Yorkshire Group. See ''Item 13. Certain Relationships and Related Transactions''.

	Total assets less current liabilities employed by the generation business at
March 31, 1998 were (POUND)136 million. Operating income attributable to the generation business in Fiscal Year 1998 was (POUND)16 million.

	As a result of this restructuring, approximately 160 positions will be eliminated. A provision of approximately (POUND)10 million was recorded in Fiscal Year 1998, to reflect the cost of these work force reductions.


Customer Service

	As part of Yorkshire's commitment to delivering high levels of customer service, Yorkshire launched its Customer Service Initiative in 1995.
Virtually all of its employees have attended training sessions aimed at developing a company culture consistent with Yorkshire's corporate mission to be a leader in the market of electricity distribution and electricity and gas supply, while consistently providing high levels of customer service. These employees have been trained in the values and behavior which need to be adopted to achieve this corporate mission.

	Improvements to customer service which have been implemented as a result of this initiative include the provision of a toll-free service for account inquiries and fault reporting, as described under '' ---
Distribution Business ---
Strategy for the Distribution Business'', and an increase in the number of bill payment outlets for the convenience of customers.

	Yorkshire continues to seek to improve the service it provides to its customers and, to do so, continues to train employees further. A customer service tracking system has been put in place to ensure that directors and managers of Yorkshire gain regular feedback from customers on the service they receive.

Risk Management

	Yorkshire's risk management efforts are primarily focused on the supply business and intended to hedge the risks associated with the purchase and sale of electricity resulting from Pool price volatility. Virtually all electricity generated in England and Wales is sold by generators and bought by suppliers through the
Pool. The most common contracts for supply to Non-Franchise Supply customers are for twelve-month terms and contain fixed rates. Yorkshire is exposed to purchase price risk (the risk associated with fluctuations in the cost of purchased electricity relative to the price received from the supply customer) to the extent that it has not hedged such risk. Yorkshire substantially hedges purchasing price risk by employing a variety of risk management tools, Including management of its supply contract portfolio, hedging contracts and other means which mitigate the risk of Pool price volatility. Yorkshire employs risk management methods to maximize its return consistent with an acceptable level of risk.

	Until March 31, 1998 regulations governing the franchise supply market permitted the pass-through to customers of prudent purchase costs which included the cost of arrangements such as CFDs to hedge against Pool price volatility. Under the supply price restraint proposals published by the Regulator in October 1997, and accepted by Yorkshire, effective April 1, 1998, such purchase costs are no longer automatically passed through to such customers. CFDs are contracts predominantly between generators and suppliers which fix the major elements of the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At the present time, Yorkshire expects its supply demand for the calendar year 1998 to be substantially hedged through various types of agreements, including CFDs.

	Yorkshire's ability to manage its purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as
CFDs.  No assurance can be given that an adequate, transparent market for such products will in fact be available.

THE ELECTRIC UTILITY INDUSTRY IN GREAT BRITAIN

Summary

	The electric utility industry in England and Wales is divided into various functions, with different companies participating in the respective functions. This is in contrast to the US utility industry, in which vertically integrated companies generally participate in all functions.




Industry Structure

	Great Britain has two separate but connected electricity markets, each with a different commercial framework. In England and Wales electricity is produced by generators, the largest of which are National Power, PowerGen and Nuclear
Electric plc, a subsidiary of British Energy. Electricity is transmitted through the
Grid by NGC and distributed by the twelve RECs in their respective franchise areas. Most customers are currently supplied with electricity by their local
REC, although there are other suppliers holding second-tier supply licenses, including other generators and RECs, who can compete to supply customers with higher Peak Demand in each REC's franchise area.

	In Scotland there are two vertically integrated companies, Scottish Power and Hydro Electric, each generating, transmitting, distributing and supplying electricity within their respective franchise areas as well as competing to supply electricity elsewhere. Scottish Nuclear, another subsidiary of British Energy, sells all the electricity it generates to Scottish Power and Hydro Electric.

	The interconnection between the two transmission systems, owned by Scottish Power and NGC, is capable of transferring electricity between Scotland and England. There is also an interconnection with France, owned by NGC and Electricite de France, through which electricity can be transferred between France and England and Wales.

	Virtually all electricity generated in England and Wales is sold by generators and bought by suppliers through the Pool. A generator which is also a licensed supplier must nevertheless sell all the electricity it generates into the Pool and purchase all the electricity which it supplies from the Pool. Because Pool prices fluctuate, generators and suppliers may enter into bilateral arrangements, such as CFDs, to provide a degree of protection against such fluctuations.

	There is no equivalent to the Pool in Scotland, but Scottish Power and Hydro Electric are obligated by their licenses to offer electricity for sale to second-tier suppliers. They are also required to provide access to their transmission and distribution systems on a non-discriminatory basis to competing suppliers and generators.


Industry Background

	The industry structure described above was put in place in March 1990 in order to introduce competition into the generation and supply of electricity. At the same time, a licensing regime was introduced for the electricity industry both in England and Wales as well as in Scotland.

	The RECs, which at that time collectively owned NGG, NGC's holding company, were privatized in December 1990. National Power and PowerGen were partly privatized in March 1991 (with the balance of the UK government's holdings being sold to investors in March 1995). Scottish Power and Hydro Electric were privatized in June 1991 and British Energy was privatized in July 1996. By December 1995, most of the RECs' ownership of NGG had been publicly sold, and NGG was listed on the London Stock Exchange. Since the summer of 1995, 11 of the RECs have been acquired by other companies.
Yorkshire was indirectly acquired by Yorkshire Group in April 1997.

	In 1990, the vast majority of generating capacity in England and Wales was owned by three generators. However, since that time competition in generation has increased as RECs and other new entrant generators have constructed new plants and as imports through the interconnections with Scotland and France have grown. In addition, pursuant to undertakings given to the Regulator, National Power and PowerGen have disposed of an aggregate of 6,000 MW of generating capacity to Energy Group.

	Competition in supply has been progressively introduced both in England and Wales and in Scotland. The RECs in England and Wales, and Scottish
Power and Hydro Electric in Scotland, are subject to competition from second-tier suppliers for the supply of electricity to larger customers in their respective franchise areas. In April 1990, electricity users with a Peak
Demand in excess of 1 MW became Non-Franchise Customers of a REC and therefore were allowed to choose their electricity supplier. In April 1994, the Non-Franchise Customer class was expanded to include users with a Peak Demand in excess of 100 kW.
Currently, all electricity customers in Great Britain are scheduled to be able to choose their electricity supplier over a six month phase in period beginning in September 1998, according to customers' designated postal codes.


Distribution of Electricity

	Accessibility Requirements

	Each of the RECs is required to offer terms for connection to its distribution system to any person, for use of its distribution system to any authorized electricity operator and for the provision of supplemental and backup supplies to any person. In providing use of its distribution system, a REC must not discriminate between its own supply business and that of any other authorized electricity operator, or between those of other authorized electricity operators; nor may its charges differ except where justified by differences in cost. Similar principles apply to the provision of supplemental and backup supplies of electricity, and in the carrying out of connection works. Disputes over the terms of offers may be determined by the Regulator.


	Price Control

	Revenue from the distribution business is controlled by a formula principally based on P x (1+(RPI-Xd)) where Xd is currently 3% (the "Distribution Price Control Formula"). P is the previous year's maximum average price per unit of electricity distributed. Because the maximum average price in any year is therefore based in part on the maximum average price in the preceding year, a price reduction in any given year has an ongoing effect on the maximum average price for all subsequent years. RPI is a measure of inflation, and equals the percentage change in the UK Retail Price Index between the six month period July to December of the two previous years.
Because RPI is based on a weighted average of the prices of goods and services purchased by a typical household, which bear little resemblance to the inputs contributing to Yorkshire's business costs, the RPI calculation may not accurately reflect the price changes affecting Yorkshire. The Xd factor is established by the Regulator following review. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a REC is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the REC for the relevant year. The current Distribution Price Control Formula permits RECs to partially retain additional revenues due to increased distributions of units and allows for a pound for pound increase in operating profit for efficient operations and reduction of expenses within a review period. However, during the next Distribution Price Control Formula review, the Regulator may reduce any such increase in operating profit to the extent he determines it not to be a function of efficiency savings or, if genuine efficiency savings have been made, he determines that customers should benefit through lower prices in the future.

	Upon privatization, the Regulator set different Xd factors for each of the RECs to permit annual price increases by the RECs of between 0% and 2.5%
(1.3% for Yorkshire) greater than RPI for the five year period ending on March
31, 1995. Following a scheduled distribution price review by the Regulator of all twelve RECs in August 1994, the Regulator required an overall real reduction in regulated distribution prices for Fiscal Year 1996 of between 11% and 17% (14% for Yorkshire) from the previous year, and set the Xd factor for the subsequent four year period ending on March 31, 2000 to subtract 2%
from RPI in each such year. Also in connection with the August 1994 distribution price review, the Regulator, (i) halved from 100% to 50% the extent to which distribution revenues would be allowed to vary with the number of units of electricity distributed and (ii) determined numbers of Franchise Area customers based on REC forecasts for each year through and including Fiscal Year 2000, allowing distribution revenues to vary by 50% of the predetermined annual change in such forecast numbers. The stated intention of the Regulator in introducing this change was "to remove any artificial incentive on the companies to sell more electricity, while retaining a general incentive for companies to seek out and meet the needs of their customers". In light of information concerning the financial position of the RECs that emerged during the unsuccessful bid by Trafalgar House plc for Northern Electric plc (one of the RECs) and representations by Consumers' Committees and others, the Regulator conducted an unscheduled distribution price review of all twelve RECs in July 1995. As a result of this unscheduled review, the Regulator revised regulated distribution prices for the four year period ending on March 31, 2000, requiring an overall real reduction in regulated distribution prices for Fiscal Year 1997 of between 10% and 13% (13% for Yorkshire) from the previous year, and resetting the Xd factor for the remaining three year period ending on March 31, 2000 to subtract
3% from RPI in each such year.

	The Distribution Price Control Formula is expected to be further reviewed with effect from April 1, 2000. Following the review, the Regulator will make a proposal for a revised formula to apply from that date. If a REC does not agree with the proposal the Regulator may refer the proposal to the MMC and, following the publication of the report of the MMC, the Regulator may make appropriate modifications to the REC's PES License.

	In setting the distribution charges each year, each REC must project the permitted maximum average charge per unit to be distributed in that year. The projection will have to take account of forecasts of units distributed, distribution line losses, the actual change in RPI and NGC exit charges. Failure to forecast accurately may result in overcharging or undercharging, which is taken into account in the following year through a correction factor in the Distribution Price Control Formula. If a REC has overcharged in the previous year, the maximum average charge per unit distributed is reduced by an amount to reflect the excess income received, to which is added interest. In the event of undercharging, the Distribution Price Control Formula allows the licensee to recover the shortfall in income plus interest.

	In certain instances, however, overcharging or undercharging by a REC above specific percentage thresholds may result in adjustments by the Regulator. If, in any year, the average charge per unit distributed exceeds the permitted maximum average charge per unit distributed by more than 3%, then, in the next following year, the REC may not increase distribution charges unless it has satisfied the Regulator that the average charge per unit in that next following year is not likely to exceed the permitted maximum average charge. If, with respect to any two successive years, the sum of the amounts by which the average charge per unit distributed has exceeded the permitted maximum average charge per unit distributed in the second of those years is more than 4% of that permitted maximum average charge, then, in the next following year, the REC may be required by the Regulator to adjust its charges so that they fall within the maximum permitted average charge. If, with respect to two successive years, the licensee undercharges by more than 10% of the maximum average charge, the Regulator may, by directions to the licensee, limit the amount by which such undercharging may be recovered.

	Since April 1995, the Distribution Price Control Formula has been notionally divided into metering and non-metering components, with the metering component equal to about 10% of each REC's allowed revenue. However, the Regulator indicated when making these proposals that there should be no presumption that this sum would be assigned to a metering business.

	Operations related to the metering of network connections to non half-hourly metered customers (generally residential and other small customers) are subject to the metering component of the Distribution Price Control Formula. Such price controls are scheduled to be disapplied from April 1, 2000, at which time competitive market pricing is scheduled to be introduced. In a joint statement issued in January 1998, the Regulator and OFGAS made proposals concerning competition in meter reading. See ''Business ---
Supply Business --- Strategy for the Supply Business''. Competitive market pricing already exists for operations related to the metering of network connections to half-hourly metered customers.

	Connection charges are levied when a customer first connects to a REC's distribution system or makes a material change in electricity supply requirements. These charges are excluded from the Distribution Price Control Formula. In the August 1994 distribution review, the Regulator introduced the concept of competition in providing connections to new customers and limited the extent to which, and the circumstances in which, customers wishing to be connected would be required to pay for the costs of reinforcement of the distribution system.


	Data Management Services

	Beginning in September 1998, the electricity supply market for Franchise
Supply Customers is currently scheduled to be opened to competition and customers will be able to select the supplier of their choice. Significant additional costs have been, and will be, incurred by the distribution business to develop new systems to facilitate competition. The new services, termed
"data management services" include meter operation, data retrieval, processing and aggregation, meter point administration and distribution use of system
billing. 	Assuming that competition in supply starts as currently scheduled in
September 1998 for Franchise Supply Customers, Yorkshire Group presently estimates that costs totaling (POUND)72 million will have been incurred for re-
engineering and information technology work. Of such amount, approximately
(POUND)19 million was expensed in Fiscal Year 1997 and (POUND)2 million in
Fiscal Year 1998. The Regulator has made proposals (which have been accepted by
Yorkshire) to allow Yorkshire recovery of (POUND)23 million over a five year period ending March 31, 2003. A further (POUND)7 million is expected to be recovered through Pool cost recovery and other national mechanisms and (POUND)8 million is expected to be capitalized as such amount is expected to provide future benefits to the supply business. As a result of the above, the residual amount of approximately (POUND)13 million, which will not be recovered or capitalized, will be expensed in Fiscal Year 1999 as incurred.

	The Regulator has also made proposals (which have been accepted by Yorkshire) to provide an annual allowance of (POUND)3 million for the period 1998 through 2000 to cover operating costs. This allowance will be reviewed at the time of the Distribution Price Control Formula Review in 2000.

	Such proposals therefore will allow Yorkshire to recover up to 52% of its forecasted set-up and operating costs over a five year period. The shortfall could be higher if: (i) operating costs are higher than anticipated (e.g., there is a higher level of customer activity); (ii) recovery of operating costs is disallowed or reduced when the Distribution Price Control Formula is reviewed for the period beginning April 1, 2000; or (iii) the integrated national systems do not work as contemplated or require substantial redevelopment.

Supply of Electricity

	Licensed Suppliers

	Subject to minor exceptions, all electricity customers in Great Britain must be supplied by a licensed supplier. Licensed suppliers purchase electricity and make open access use of the transmission and distribution networks to achieve delivery to customers' premises.

	There are two types of licensed suppliers: public electricity (or first-tier)
suppliers, also known as PESs, and second-tier suppliers. PESs include the
RECs, Scottish Power and Hydro Electric each supplying in its respective franchise area. Second-tier suppliers include National Power, PowerGen,
Nuclear Electric, Scottish Power, Hydro Electric and other PESs (including
RECs supplying outside their respective franchise areas) and a number of independent second-tier suppliers.

	At present, a Franchise Supply Customer can only buy electricity from the REC authorized to supply the relevant franchise area. Franchise Supply
Customers typically include residential and small commercial and industrial customers. Non-Franchise Supply Customers are not limited to buying electricity from the local REC and can choose to buy from a second-tier supplier. Such customers are typically larger commercial and industrial electricity users. Second-tier suppliers compete with one another and with the local REC to supply customers in this competitive (or "non-franchise") sector of the market.


	Price Regulation

	The supply of electricity to Franchise Supply Customers currently remains subject to price control. The maximum average charge per unit of electricity supplied (in pence per kilowatt hour) was controlled by a formula principally based upon (P x (1 + (RPI-Xs)) + Y) (the "Supply Price Control Formula") where Xs was 2%. The initial value of Xs was set at 0 for all the RECs on March 31, 1990. The Supply Price Control Formula was reviewed by the
Regulator with effect from April 1, 1994, when the Xs factor was set at 2% for all the RECs. This applied until March 31, 1998. P was the previous year's maximum average price per unit of electricity supplied (in pence per kilowatt hour) that relates to the REC supply business's own costs and margin. RPI was a measure of inflation, equaling the percentage change in the UK Retail Price
Index between the six month period July to December of the two previous years. Because RPI is based on a weighted average of the prices of goods and services purchased by a typical household, which bear little resemblance to the inputs contributing to Yorkshire's business costs, the RPI calculation may not accurately reflect the price changes affecting Yorkshire. The Y factor was a pass-through of certain costs which are either largely outside the management control of the REC or have been regulated elsewhere. The Y factor thus covered the REC's electricity purchase costs, including both direct Pool purchase costs and costs of hedging, transmission charges made by NGC, REC distribution charges and the Fossil Fuel Levy (described below) or amounts equivalent thereto in respect of the purchase of non-leviable electricity which are attributable to Franchise Supply Customers. The Supply Price Control Formula was therefore designed to focus downward pressure on costs and working capital, which are viewed as being within suppliers' direct control.

	As with the Distribution Price Control Formula, there was a correction factor in the Supply Price Control Formula in the event of overcharging or undercharging. If a REC had overcharged in the previous year, the maximum average charge per unit supplied is reduced by an amount to reflect the excess income received, to which was added interest. In the event of undercharging, the Supply Price Control Formula allowed the licensee to recover the shortfall in income plus interest.

	Under the current licensing regime, over a six-month period currently scheduled to commence in September 1998 all customers, including those who are currently Franchise Supply Customers, will be permitted to choose their electricity supplier. The Regulator indicated in his supply price restraint proposals published in October 1997, which proposals Yorkshire accepted, that price regulation for supply to all residential and smaller business customers within Yorkshire's Franchise Area, whose annual consumption is under 12,000 kWh, would be extended beyond March 31, 1998 until an adequate level of competition is established, and at least until March 31, 2000. The Regulator has indicated that the nature and extent of possible restraints after that date will be reviewed in the light of experience and prospects and that such review would take place concurrently with the ongoing review of the Distribution Price Control Formula.

	The license modifications that have been implemented to effect the new controls take the form of a series of price caps on the tariffs applicable to residential and small business customers. The new controls (when taken together with the reduction in the Fossil Fuel Levy which became effective on April 1,
1998) have resulted in the implementation of small reductions, effective April 1, 1998, in the tariffs for Yorkshire's residential and small business customers compared to the corresponding tariffs in effect in August 1997.
See "Fossil Fuel Levy". The new controls also require an additional 3% below inflation reduction effective April 1, 1999. The license modifications also discontinued the automatic pass-through of costs previously passed through to residential and small business customers, consisting primarily of purchased power costs.

	In addition, the license modifications provide for an allowable charge to cover the additional cost of providing data management services that will be required to be provided by each REC. For a discussion of the costs associated with these data management services, see'' ---Distribution of Electricity
 ---Data Management Services''. The duration and level of the allowances for operating costs are likely to be reviewed at the time of the next Distribution Price Control Formula review in 2000. The license modifications also provide for restraints on pre-payment meter charges.

	Further, the license modifications stipulated that a REC should be penalized: (i) where it starts to open its market more than three months after the market opening by the first REC; (ii) where it opens successive tranches of its market more than three months after the opening of the corresponding tranche by the first REC; and (iii) where the market opening of the first REC has been delayed beyond April 1998. The penalties will be calculated at 1% of the operating revenues of the supply business for Franchise Supply Customers per month of delay, weighted by the proportion of customers affected and applied as a reduction in allowed distribution business revenue. If Yorkshire does not open its market to competition until after April 1999, it would incur a penalty of approximately
(POUND)6 million. It is now apparent that some penalty will be incurred due to the delay in the opening up of the competitive market and a provision of (POUND)3 million has been included by Yorkshire Group in the results for Fiscal Year 1998. Yorkshire Group expects that Yorkshire will be prepared to open its Franchise Area to such competition in September 1998.


The Pool

	The Pool was established in April 1990 for bulk trading of electricity in England and Wales between generators and suppliers. The Pool reflects two principal characteristics of the physical generation and supply of electricity from a particular generator to a particular supplier. First, it is not possible to trace electricity from a particular generator to a particular supplier. Second, it is not practicable to store electricity in significant quantities, creating the need for a constant matching of supply and demand. Subject to certain exceptions, all electricity generated in England and Wales must be sold andpurchased through the Pool.
All licensed generators and suppliers must become signatories to the Pooling and Settlement Agreement, which governs the constitution and operation of the Pool and the calculation of payments due to and from generators and suppliers. The Pool also provides centralized settlement of accounts and clearing. The Pool does not itself buy or sell electricity.

	Prices for electricity are set by the Pool daily for each half hour of the following day based on the bids of the generators and a complex set of calculations matching supply and demand and taking account of system stability, security and other costs. Each day, generators inform NGC of the amount of electricity which each of their generating units will be able to provide the next day and the price at which they are willing to operate each such unit. NGC uses this information to construct a "merit order" which ranks each generating unit in order of increasing price. NGC then schedules the stations to operate according to such merit order, calling into service the least expensive generating units first and continuing to call generating units into service until enough are operating to meet the demand of all suppliers. Factors which may constrain NGC's ability to order stations into operation in strict observance of the merit order include transmission system constraints and the inflexibility of some generating units. A computerized system (the settlement system) is used to calculate prices and to process metered, operational and other data and to carry out the other procedures necessary to calculate the payments due under the Pool trading arrangements.
The settlement system is administered on a day to day basis by NGC
Settlements Limited, a subsidiary of NGC, as settlement system administrator.

	The UK government recently invited the Regulator to review these electricity wholesale trading arrangements, trading arrangements outside the Pool and price setting mechanisms. The review was launched in January 1998 with an announcement that the Regulator and an independent panel had been asked to report to the Energy Minister by July 1998.


Fossil Fuel Levy

	All the RECs are obligated to obtain a specified amount of generating capacity from NFFOs. Because electricity generated from non-fossil fuel plants is generally more expensive than electricity from fossil fuel plants, the Fossil Fuel Levy has been instituted. The Regulator sets the rate of the Fossil Fuel Levy annually. The current Fossil Fuel Levy is 0.9% of the value of sales of electricity made in England and Wales and 0.8% of the value of sales of electricity made in Scotland.


Regulation under the Electricity Act

	The Regulator

	The principal legislation governing the structure and regulation of the electricity industry in Great Britain is the Electricity Act. The Electricity Act established the industry structure described above so as to enable privatization to take place. The Electricity Act also created the institutional framework under which the industry is currently regulated, including the office of the Regulator, who is appointed by the Secretary of State. The present Regulator, Professor Stephen Littlechild, was appointed for a five year term commencing September 1, 1989 and he was reappointed in 1994 for a further five year term ending on August 31, 1999, but has agreed to leave following the proposed appointment of an energy regulator with responsibilities for gas and electricity later this year. Professor Littlechild holds the formal title of Director General of Electricity Supply and is head of OFFER.

	The Regulator's functions under the Electricity Act include granting licenses to generate, transmit or supply electricity (a function which he exercises under a general authority from the Secretary of State); proposing modifications to licenses and, in case of non-acceptance of such proposals by licensees, making license modification references to the MMC; enforcing compliance with license conditions; advising the Secretary of State in respect of the setting of each NFFO round; calculating the Fossil Fuel Levy rate and collecting the levy; determining certain disputes between electricity licensees and customers; and setting standards of performance for electricity licensees. The term "supply" as used in the context of the Electricity Act and the PES License covers both distribution and supply activities.

	The Regulator exercises concurrently with the Director General of Fair Trading certain functions relating to monopoly situations under the Fair Trading Act 1973 and certain functions relating to courses of conduct which have, or are intended or likely to have, the effect of restricting, distorting or preventing competition in the generation, transmission or supply of electricity under the Competition Act 1980.

	The Electricity Act requires the Regulator and the Secretary of State to exercise their functions in the manner each considers is best calculated to ensure that all reasonable demands for electricity are satisfied, secure that license holders are able to finance their licensed activities and promote competition in the generation and supply of electricity.

	Subject to these duties, the Secretary of State and the Regulator are required to exercise their functions in the manner which each considers is best calculated: to protect the interests of consumers of electricity supplied by licensed suppliers in respect of price, continuity of supply, and the quality of electricity supply services; to promote efficiency and economy on the part of licensed electricity suppliers and the efficient use of electricity supplied to consumers; to promote research and development by persons authorized by license to generate, transmit or supply electricity; to protect the public from the dangers arising from the generation, transmission or supply of electricity; and to secure the establishment and maintenance of machinery for promoting the health and safety of workers in the electricity industry. The Secretary of State and the Regulator also have a duty to take into account the effect on the physical environment of activities connected with the generation, transmission or supply of electricity.

	In performing their duties to protect the interests of consumers in respect of prices and other terms of supply, the Secretary of State and the Regulator are required to take into account in particular the interests of consumers in rural areas. In performing their duties to protect the interests of consumers in respect of the quality of electricity supply services, they are required to take into account in particular the interests of those who are disabled or of pensionable age.

	On June 30, 1997, the UK government announced its intention to conduct a comprehensive review of the regulatory framework governing the electricity distribution and supply businesses in England and Wales, as well as the regulatory framework applicable to other privatized utilities. The review culminated in the March Green Paper which sets forth a number of proposals of the UK government designated to re-examine utility regulation in the UK.
Among the main proposals contained within the March Green Paper are the retention of the "RPI-X" as the fundamental basis for price regulation; increased transparency and consistency of regulation; the merger of OFFER and OFGAS; the separate licensing of the distribution and supply businesses of the PESs;the amendment of the statutory duties of utility regulators to provide a new primary duty to exercise their functions in the manner best calculated to protect the interests of the consumers in the short and long term, wherever possible through promoting competition; and adapting price regulation to distinguish between income earned through companies' own efforts and income which results from other factors. Some of these proposals would require primary legislation. Responses to the March Green Paper by interested parties were to be submitted by May 31, 1998.

	Yorkshire submitted comments on the March Green Paper on May 29,
1998. In summary, Yorkshire welcomed the review of regulation and supported the objectives of fairness and efficiency as the key to promoting customer interests and allowing the industry to develop, but suggested that the existing regulatory system had delivered significant benefits to customers and that any changes should not undermine such benefits. Yorkshire also supported the creation of a single energy regulator and procedural changes to foster greater consistency in decision making. Furthermore while agreeing with the need to consider the separation of the supply and distribution businesses, Yorkshire suggested that the licenses could be separated without forcing divestiture of such businesses and that the costs and overheads in putting in place any new arrangements should be minimized.

	On May 13, 1998 the Regulator issued a consultation paper on the separation of the distribution and supply businesses of PESs and the future treatment of metering and meter reading. The material proposals and recommendations set out in the consultation paper are as follows:

1. Full separation of the ownership of the supply and distribution businesses is recommended and appropriate interim arrangements should be contemplated for separate companies to comprise the distribution and supply activities, each acting independently of each other.
2. Measures should be introduced to ensure that each PES supply subsidiary operates at arm's length from the distribution subsidiary.
These measures would include separate contracts between the supply and distribution businesses, avoiding the sharing of facilities between the businesses, including requiring separate management teams for the two businesses and minimizing corporate headquarters activities.
3. The distribution company should be responsible for the maintenance and operation of the network and have a statutory duty to develop and maintain an efficient, co-ordinated and economical system of electricity distribution to facilitate competition in generation and supply. It should connect any person to the network on reasonable terms and act as a ''last resort'' meter reading service, bought in from meter reading companies, for those suppliers not wishing to provide the service themselves.
4. All suppliers should be placed on the same legislative footing and tariff supply should be replaced by supply under contract. License conditions would be introduced to protect customers and competitors against dominant suppliers.
5. Metering services should be open to competition and arrangements for transmission in Scotland should be brought into line with those in England and Wales.
	Responses to the consultation paper have been requested by June 15, 1998. The Regulator intends to issue a further consultation paper in July 1998. By September 1998, the Regulator anticipates having outline proposals on the separation of businesses, which outline will be considered in a consultation paper relating to revised price controls that is scheduled to be released in the Spring of 1999.

	In October 1997, the UK government invited the Regulator to consider parameters for a review of electricity trading arrangements. Such a review would focus on the wholesale electricity market in England and Wales and would likely cover existing trading within the Pool, trading arrangements outside the Pool and price setting mechanisms. The impact on, and possible need for change to, the framework of regulatory controls could also be considered, including Pool governance, regulation of and access to the Grid, licenses, the Electricity Act and the implications of European Union law. A review of certain of these issues was launched in January 1998 with an announcement that the Regulator and an independent panel had been asked to report to the Energy Minister by July 1998.

	In December 1997, the UK government announced a review of energy sources for power generation, including fuel diversity, sustainable development and the role of coal. Representations of interested parties were to be submitted by mid-February 1998. While the review is underway, the Secretary of State has deferred decisions on most outstanding or new applications for the construction of generating stations. An Energy Select Committee Report on the Coal Industry issued in April 1998 recommended that such deferral, as it relates to the construction of gas fired generating stations, be lifted as soon as possible. The Trade and Industry Select Committee is also undertaking an inquiry into a number of aspects of UK energy policy.

Consumers' Committee

	The Regulator is required under the Electricity Act to establish a consumers' committee for the franchise area of each PES License holder (or, if the Secretary of State so determines, for the franchise areas of two or more such suppliers). Each committee comprises a chairman appointed by the Regulator after consultation with the Secretary of State and between 10 and 20 other members appointed by the Regulator after consultation with the committee chairman. The duties of each committee are to make representations to, and consult with, their allocated PES License holders about matters affecting the interests of customers or potential customers of such supplier(s), to review matters affecting the interests of electricity consumers in such committee's area, and to advise the Regulator on any other matter which warrants discussion or which is referred to it by the Regulator.


Licenses

	Generation Licenses

	Unless covered by an exemption, all electricity generators engaging in the construction, expansion or operation of a power station in Great Britain are required to have a generation license. There are currently 51 generation license holders, including RPG, in Great Britain. Although generation is not subject to price control, generators are not permitted to discriminate between customers or cross subsidize their licensed activities. The conditions attached to a generation license in England and Wales require the holder, among other things, to comply with the Grid Code, to comply with any REC's distribution code to the extent applicable, to be a member of the Pool and to submit relevant generating sets for central dispatch. The conditions attached to a generation license in Scotland require the holder, among other things, to comply with the Scottish
Grid Code. Failure to comply with any of the generation license conditions may subject the licensee to a variety of sanctions, including enforcement orders by the Regulator or license revocation if the license holder is not in compliance with an enforcement order.


	PES Licenses

	Each of the RECs, Scottish Power and Scottish Hydro Electric has a PES License for its Franchise Area and is required, under the Electricity Act, to supply electricity upon request to any premises in that area, except in specified circumstances. Each PES is also required not to discriminate between its own supply business and other users of its distribution system and the PES License prohibits cross subsidy between the various regulated businesses. As described above, PESs are subject to separate price controls on the amounts they may charge for the use of their distribution system by all customers in their Franchise Area and for the supply of electricity to Franchise Supply Customers. The PES Licenses also require the licensee to procure electricity at the best price reasonably obtainable having regard to the sources available.

	As part of his continued monitoring of the electric utility industry, the Regulator published on August 15, 1996 comparative information relating to the RECs' economic purchasing performance. The publication, entitled "Yardstick of Electricity Purchase Costs", compared in yardstick value terms, the generation costs which RECs passed through to Franchise Supply Customers in Fiscal Years 1995 and 1996 under the Supply Price Control Formula. The
Regulator has reviewed the supply price controls applicable to PES License holders and published in October 1997 proposals for new controls to take effect on April 1, 1998. He issued a consultation paper on this matter on September 5, 1996 entitled "The Competitive Electricity Market from 1998: Price Restraints". He subsequently issued four further consultation papers in January, May, July and August, 1997. The October 1997 proposals were for maximum price restraints in respect of supply to residential and small business customers for a period of at least two years beginning April 1, 1998, which would eliminate the pass-through of costs to such customers, consisting primarily of purchased power costs. Yorkshire accepted these proposals. See '' ---
Supply of Electricity ---Price Regulation''.

	In England and Wales, each PES License limits the extent of the generation capacity in which the relevant REC may hold an interest without the prior consent of the Regulator (''own-generation limits''). These own-generation limits, expressed in megawatts, currently restrict the participation of a REC in generation to a level of approximately 15% of the simultaneous maximum electricity consumption in that REC's franchise area at the time of privatization. In the case of Yorkshire, the own-generation limit is fixed at 800 MW.

	The Regulator has stated that it would be reasonable to consider a REC's request to increase its own-generation limit on the condition that it accepted explicit restrictions on the contracts it signed with its supply business, and that at a minimum the REC would be prohibited from entering into additional own-generation contracts in its franchise market. The Regulator considers that an increase in own-generation limits subject to such restrictions could allow a REC to contribute more fully to the development of competition in generation without the allegation that it was exploiting its captive market and local monopoly position. In June 1996, the Regulator stated that he had indicated to Energy Group, in the context of its acquisition of 6,000 MW of generating capacity from National Power and PowerGen, that he would be favorably inclined to relax the own-generation limits of Energy Group subject to the Regulator and Energy Group agreeing to license modifications as set out in a consultation paper which he had published in August 1995.

	The Regulator has made modifications to 14 PES Licenses in connection with the introduction of competition for Franchise Supply Customers currently scheduled to begin in September 1998. These modifications comprise a number of new obligations to offer services to all competing suppliers. These services are generally known as data management services, including registration, data collection and aggregation, meter operation and provision of prepayment meter infrastructure. These proposals have been accepted by Yorkshire. The Regulator has issued full modifications to the first-tier and second-tier licenses to encompass the changes. In response to respective individual requirements, the PESs are providing collectively a data transfer service. Preparations are being made to provide these services as part of a program of work and in October
1997 the Regulator made final proposals for the recovery of the costs of this program which were accepted by Yorkshire in November 1997.

	The RECs are also contributing to a program of work by the Pool to adopt settlement arrangements for the competitive market in 1998. It has been agreed that these costs, subject to a cap above which recovery would be partial, will be recovered from charges to be made to suppliers by the Pool over a five year period.


	Second-Tier Supply Licenses

	Other than a PES in its Franchise Area and subject to certain other exceptions, a supplier of electricity to premises in Great Britain must possess a second-tier supply license. Subject to the restrictions described in '' --- Supply of Electricity'' above, second-tier licensees may compete for the supply of electricity with one another and with the PES for the relevant area. There are currently 40 second-tier supply license holders for England and Wales, including Yorkshire, and 27 for Scotland.


	Transmission Licenses

	In England and Wales, NGC is the only transmission license holder. The transmission license imposes on NGC the obligation to operate the merit order system for the central dispatch of generating units and gives NGC responsibility for the economic purchasing of ancillary services from generators and suppliers. The transmission license requires NGC to offer terms on a non-discriminatory basis for the carrying out of works for connection to, and use of, the transmission system.


	Modifications to Licenses

	Subject to a power of veto by the Secretary of State, the Regulator may modify license conditions with the agreement of the license holder. He must first publish the proposed modifications and consider representations or objections made. If the Regulator fails to agree to modifications with a license holder, he may refer a matter relating to generation, transmission or supply of electricity under a license to the MMC. If the MMC finds that the matter referred to it has, or may be expected to have, specified effects adverse to the public interest which could be remedied or prevented by a license modification, the Regulator is required to make modifications that appear to him requisite for the purpose of remedying or preventing the adverse effects identified by the MMC. Modifications to License conditions may also be made by the Secretary of State as a consequence of monopoly, merger or other competition references under general UK competition law.

	Following the acquisition of Yorkshire by Yorkshire Group, the Regulator proposed that Yorkshire's PES License be modified, by agreement, to take into account the fact that the PES License is now held by a subsidiary company. In particular, the Regulator proposed that the license be modified to provide that, with few exceptions, the only business activities which Yorkshire is permitted to undertake directly are its franchise and second-tier supply businesses and its distribution business. The license modifications also require Yorkshire to ensure that it has sufficient management resources and financial resources and facilities to conduct its supply and distribution businesses and to comply with its statutory and license obligations. Yorkshire is required to provide an annual certificate to the Regulator approved by the Yorkshire Board of Directors and signed by a Director to that effect and in the interim to notify the Regulator immediately of any changes threatening the validity of such certificates. Additionally, the license modifications require Yorkshire to obtain from AEP and NCE legally enforceable undertakings in favor of Yorkshire that they and their subsidiaries will refrain from any action which would be likely to cause Yorkshire to breach any of its obligations under the Electricity Act or the PES License. Further, the consent of the Regulator is required for Yorkshire to create security over its assets, to incur indebtedness or to give guarantees, unless the transaction is on normal commercial and arm's length terms and for a "permitted purpose" (which refers to the supply, distribution or generation business, or any business conducted by Yorkshire or its affiliates or subsidiaries on March 31, 1997) or the transaction involves any businesses whose aggregate revenues in any financial year do not exceed 5% of the aggregate turnover of the supply, second-tier supply and distribution businesses in the previous financial year. The consent of the Regulator also is required before Yorkshire may transfer assets or make loans to affiliates or subsidiaries except for certain specified purposes, including payment of dividends out of distributable reserves, repayments of capital, and payments on normal commercial and arm's length terms for goods, services or assets supplied. These provisions are subject to an overriding provision in the PES License which prevents any REC from disposing of (which would include creating a security interest in) distribution assets without the Regulator's express prior consent. Additionally, the license modifications require Yorkshire to use reasonable efforts to maintain the investment grade credit ratings of its debt. Finally, because Yorkshire is now owned by Yorkshire Group, the Regulator required Yorkshire to obtain from AEP and NCE legally enforceable undertakings to provide information to Yorkshire, as licensee, in order to comply with requirements of the Regulator. These modifications to the PES License have been agreed to by Yorkshire and took effect on December 15, 1997 and the required undertakings were also provided on December 15, 1997.

	In February 1998, the Regulator issued, for public consultation, proposals for further modifications to the licenses of PESs that have been subject to takeovers. The main proposals are:

(1) to allow for a PES generation business to be carried on in an affiliate which is not a subsidiary and in such cases for the generation business to be conducted outside the scope of the modifications to the PES license which have been brought into effect to ensure that the Regulator can regulate a company effectively after it has been taken over and to help ensure the financial stability of the PES (the "Ring-Fencing Conditions");

(2) to restrict further the provisions of existing PES licenses allowing PESs to carry out certain otherwise restricted activities provided they do not exceed 5 percent of the revenues of the supply, second-tier supply and distribution businesses, by introducing an additional test based on cumulative investment;

(3) to extend to all PESs that have been acquired the condition contained in the licenses of London Electricity plc, Northern Electric plc and Yorkshire to use reasonable endeavors to maintain an investment grade rating of corporate debt;

(4) to prohibit PESs from accepting "cross default" provisions in borrowing agreements; and

(5) to make the payment of dividends and other distributions by a PES expressly conditional on compliance with the Ring-Fencing Conditions in the license.

	Comments were due with respect to the proposals in the consultation paper by March 27, 1998. Yorkshire provided comments on the consultation paper on March 25, 1998. Yorkshire indicated that it did not consider the proposed modifications described in paragraphs (1), (4), and (5) immediately above to be necessary. Further proposals are expected to be made by the Regulator in the light of this consultation paper that may result in further modifications to PES licenses. There can be no assurance that any such modifications to Yorkshire's PES license that result from such proposals will not have a material adverse effect on Yorkshire.

Term and Revocation of Licenses

	Yorkshire's PES License will continue in effect until at least 2025 unless revoked. Under ordinary circumstances, the license may not be revoked except on 25 years' prior notice, which notice may not be given until 2000. Otherwise, the Secretary of State may revoke a PES License by not less than 30 days' notice in writing to the licensee in certain specified circumstances including any failure to comply with a final order of the Regulator requiring the license holder to comply with its license conditions or requirements, or insolvency of the licensee.


UK ENVIRONMENTAL LEGISLATION

	Yorkshire's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The principal laws which have environmental implications for Yorkshire are the Electricity Act, the Environmental Protection Act 1990, the New Road and Street Works Act 1991 and the Environment Act 1995.

	The Electricity Act requires Yorkshire to consider the preservation of natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development in connection with certain of its activities. Environmental assessments are required to be carried out in certain cases including overhead line constructions at higher voltages and generating station developments. Yorkshire has produced a Corporate Environmental Policy Statement and an Electricity Act Schedule 9 Statement which sets out the manner in which it intends to comply with its environmental obligations.

	Possible adverse effects of EMFs from various sources, including transmission and distribution lines, have been the subject of a number of studies and increasing public discussion. The current scientific research is inconclusive as to whether EMFs may cause adverse health effects. There is the possibility that the passage of legislation and changing regulatory standards would require measures to mitigate EMFs, with resulting increases in capital and operational costs. In addition, the potential exists for public liability with respect to lawsuits brought by plaintiffs alleging damages caused by EMFs. The only UK standards for exposure to power frequency EMFs are those promulgated by the National Radiological Protection Board and relate to the levels above which physiological effects have been observed. Yorkshire fully complies with these standards.

	Yorkshire believes that it has taken, and intends to continue taking, measures to comply with the applicable law and government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against Yorkshire with respect to any environmental matter. Yorkshire spent (POUND)7 million on environmental compliance in Fiscal Year 1998, approximately half of which was of a capital nature. This level of expenditures is expected to continue in future Fiscal Years.




UK AND EU COMPETITION LAW

	Yorkshire's businesses are subject to the competition rules of both the UK and the European Community.

	The UK Restrictive Trade Practices Act 1976 stipulates that failure to furnish to the Office of Fair Trading an agreement that is registrable under such Act renders unenforceable certain restrictions contained in such agreement. Briefly stated, the Fair Trading Act 1973 and the Competition Act 1980 both regulate the activities of companies with market power. UK competition law, particularly the law relating to restrictive agreements, is in the process of reform and is likely to follow the approach of European Community law.

	The Treaty of Rome contains provisions which prohibit anti-competitive agreements and practices, including the abuse of a dominant position within the EU or a substantial part of it. Penalties for violation of these provisions include fines, third party damages and infringing contractual provisions being unenforceable.

	A new Competition Bill has been introduced to bring the UK law into line with EU Competition Rules. It is prohibition legislation and also gives stronger powers to the Regulator.

	In January 1993, the UK implemented the EU Utilities Directive on the procedures to be followed for the award of supply and works contracts by utility companies, including electricity utilities. This directive was replaced by EU Directive 93/36, which was implemented by the UK in December 1996 and which covers service contracts as well as supply and work contracts. Those contracts that exceed the relevant financial thresholds have to be advertised in the Official Journal of the European Communities. Suppliers and contractors who believe they have suffered harm from failure to implement the correct procedure in awarding the contract are able to institute proceedings in the English High Court. The European Commission also has the power to intervene prior to the award of a contract. Yorkshire Group believes that Yorkshire has complied with any obligations it may have under those regulations but the interpretation and application of those regulations and of the European Union directives which they implement is not free from doubt and no assurance can be given that any claim for damages against Yorkshire for breach of the rules would be unsuccessful.


EMPLOYEES

	Yorkshire had approximately 4,147 employees (approximately 4,025 full-time equivalent) at the end of Fiscal Year 1998. Yorkshire Group has no employees because it is a holding company with no operations. Approximately 61% of Yorkshire's employees are represented by labor unions. All Yorkshire employees who are not party to a personal employment contract are subject to a collective bargaining agreement called The Electricity Business Agreement. This Agreement may be amended by agreement between Yorkshire and the unions and is terminable with 12 months' notice by either side. Yorkshire believes that its relations with its employees are favorable. See '' --- Business Restructuring'' for a discussion of planned staffing reductions.



PRESENTATION OF CERTAIN INFORMATION AND EXCHANGE
RATES

	Solely for the convenience of the reader, this document contains translations of certain pounds sterling amounts into US dollars amounts at the Noon Buying Rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1998 of $1.6765 = (POUND)1. See note 1 ''Summary of Significant Accounting Policies'', to Yorkshire Group's consolidated financial statements for Fiscal Year 1998 included elsewhere in this document.


Item 2.       PROPERTIES

	Yorkshire owns the freehold of its principal offices north of Leeds. Yorkshire has both network and non-network land and buildings.


	Network Land and Buildings

	At March 31, 1998, Yorkshire had interests in approximately 15,000 network properties, comprising principally sub-station sites.


	Non-Network Land and Buildings

	At March 31, 1998, Yorkshire had freehold and leasehold interests in non-network properties comprising chiefly offices, depots, warehouses, workshops and a number of former retail outlets. The net book value of total non-network land and buildings at March 31, 1998 was (POUND)37 million.


Item 3.       LEGAL PROCEEDINGS

	Yorkshire Group is routinely a party to legal proceedings arising in the ordinary course of business which are not material, either individually or in the aggregate. Yorkshire Group currently is not a party to any material legal proceedings nor is it aware of any threatened material legal proceedings.

	On May 18, 1998, Optimum Solutions Limited (''Optimum''), a company that conducts research and development in the UK electric industry, entered a claim in the UK High Court of Justice, Chancery Division, against Yorkshire, Eastern Electricity plc, which is also a REC, NGC (as defined herein) and Logica plc alleging, in the case of Yorkshire, that Yorkshire breached a confidentiality agreement with Optimum regarding the use of confidential information in Yorkshire's preparation for the competitive changes to the electricity supply market in and after 1998. Optimum requests an injunction against the continued use of, and the return of, such confidential information, an unspecified amount of damages relating to breach of contract and equitable compensation for misuse of such confidential information. Yorkshire is currently assessing its response to this claim. The final outcome of this matter cannot now be determined.

	Litigation is ongoing with respect to another corporation's use of actuarial surpluses declared in the ESPS. The Pension Ombudsman (a UK arbitrator appointed by statute) has issued a "final determination" in favor of complaints made by members of the ESPS relating to another corporation's use of the ESPS surplus to offset such corporation's additional costs of early payment of pensions as a result of reorganization or redundancy, together with additional contributions required after a valuation. Under that determination, the Pension
Ombudsman directed such corporation to pay into ESPS the amount of that use of the surplus plus interest. The Pension Ombudsman's final determination has been successfully challenged in the courts. At the same time, the courts also considered other areas of uncertainty relating to the uses made of actuarial surpluses arising in the ESPS, including the ability to reduce or suspend standard employer contributions to reduce such surpluses. The courts ruled that such reductions were permissible. The final decisions of the courts are subject to appeal. If any of the decisions are reversed on appeal they may have an adverse effect on Yorkshire, which has made similar use of its actuarial surplus, but no assurance can be given as to the extent of that effect.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

None



PART II


Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

	There is no established public trading market for Yorkshire Group's common stock, all of which is owned indirectly by AEP and NCE.


Item 6.       SELECTED FINANCIAL DATA

	The consolidated income statement data and other consolidated data of the Predecessor Company for each of the four Fiscal Years ended March 31, 1997 and the consolidated balance sheet data and certain business segment data of the Predecessor Company at the end of each such Fiscal Year presented below have been derived from the audited consolidated financial statements of the Predecessor Company. The consolidated income statement data and other consolidated data of the Successor Company for Fiscal Year 1998 and the consolidated balance sheet data of the Successor Company at the end of such Fiscal Year presented below have been derived from the audited consolidated financial statements of the Successor Company. The consolidated balance sheet data and certain business segment data of the Successor Company as of April 1, 1997 presented below have been derived from the audited consolidated balance sheet of the Successor Company. The selected consolidated financial data presented below was derived from the audited consolidated financial statements of the Predecessor Company and the Successor Company that have been prepared in accordance with US GAAP. See ''Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition'' and the consolidated financial statements and notes thereto of the Predecessor Company and the Successor Company included elsewhere in this document.

	The unaudited pro forma consolidated data for the Successor Company for Fiscal Year 1997 presented below reflect the Acquisition as if it had occurred as of April 1, 1996. Such data has been prepared by the Successor Company based upon assumptions deemed proper in accordance with the purchase method of accounting for business combinations and have been adjusted to reflect (i) interest expense of (POUND)74 million incurred as a result of the financingof the Acquisition, (ii) amortization of (POUND)24 million related to goodwill recorded in connection with the Acquisition, (iii) additional depreciation expense of (POUND)6 million as a result of the revaluation of certain fixed assets in connection with the Acquisition and (iv) removal of the effect of recording the provision of (POUND)78 million for certain uneconomic gas and electricity contracts, the loss of (POUND)7 million on certain interest rate swap agreements and the write-down of (POUND)6 million relating to non-operational property. Such data are shown for illustrative purposes only and are not necessarily indicative of the future results of operations of the Successor Company or of the results of operations of the Successor Company that would have actually occurred had the Acquisition occurred at the beginning of the period presented. Such data should be read in conjunction with the unaudited pro forma consolidated statement of income and notes thereto of the Successor Company included elsewhere in this document.

                            Predecessor Company
                                              		 Fiscal Year
                                1994        1995        1996        1997
                              (POUND)     (POUND)     (POUND)     (POUND)
  (Amounts in Millions)
Consolidated Income Statement Data:

		Operating revenues           1,308       1,464       1,431        1,331
		Operating income (1)           156         215         214           52
		Other income (loss), net (2)    (8)         16         313           20
		Interest expense, net           (5)        (12)        (20)         (33)
 	Provision for income taxes (3) (50)        (78)       (114)         (13)

		Net income                      93         141         393           26

                                              		March 31,
                               1994         1995        1996         1997
                             (POUND)      (POUND)     (POUND)      (POUND)
(Amounts in Millions)
Consolidated Balance Sheet Data:

		Fixed assets                   701         747         769          796
		Total assets                 1,241       1,367       1,408        1,375
		Total shareholders' equity     612         517         399          359
		Long-term debt                 126         305         424          419
  Short-term debt and current
   portion of long-term debt      99          91          90           87


    		                                         Fiscal Year
                               1994         1995        1996         1997
                             (POUND)      (POUND)     (POUND)      (POUND)
(Amounts in Millions, Except Ratios)
Other Consolidated Data:
		EBIT (4)                       148         231         527           72
		EBITDA (4)                     182         272         569          122

		Cash flow from operations      237         201         222           96
  Cash used in investing
    activities                  (201)       (101)         (8)         (51)
		Cash used in financing
    activities                  (139)        (67)       (114)         (76)
		Ratio of earnings
    to fixed charges (5)         6.8        10.5         12.0         1.8

                               Successor Company

                                  Successor             Successor
                                  Pro Forma
                                 Fiscal Year            Fiscal Year
                                     1997                  1998

                                  (POUND)               (POUND)      $(6)
                                      (Amounts in Millions)
Consolidated Income
Statement Data:

	 Operating revenues    . . . . . 1,331 	                1,285       2,154
		Operating income (1)    . . . .  	106                   	161         270
		Other income (loss)
     net (2) .	. . . . . . . . . .   20                   	(39)       	(66)
		Interest expense, net   .	. . . .(100)                 	(106)      	(178)
		Provision for income taxes   .	. .(17)	                    1          	2
		Income before extraordinary item .	 9                    	17         	28
		Extraordinary loss (7) . . . . . .  -                  	(134)      	(225)

		Net income (loss)     . . . . . .   9                  	(117)      	(197)



                               Successor                     Successor
                              April 1, 1997               March 31, 1998
                                (POUND)              (POUND)           $(6)

                                        (Amounts in Millions)
Consolidated Balance
Sheet Data:

		Fixed assets    .	. .     . .   939                 1,060             1,777
		Total assets    .	            2,591                 2,462             4,126
		Total shareholders' equity  .	    -                   323               541
		Long-term debt  .	. . . . . .   433                 1,026             1,720
		Accrued liability
  to purchase Yorkshire . . . . 1,496                     -                 -
		Short-term debt and
  current portion of
  long-term debt. . . . . . . .	   87                   324               542
		Short-term debt
  refinanced June 1998..            -                   164               275

                                                             Successor
                                  Successor                    Year
                                  Pro Forma                    Ended
                                 Fiscal Year                  March 31,
                                    1997                        1998
                                    (POUND)           (POUND)           $(6)

                                        (Amounts in Millions, Except Ratios)
Other Consolidated
Data:

		EBIT before
extraordinary
item (4) / (7)   . . . . . . . . .   126             	122                204
		EBITDA before
extraordinary item
(4)/(7) . . . . . . . . . . . . . . 	206             	200               	335
		Cash flow from
operations     . . . . . . . .  . .                   	62               	103
		Cash used in
investing activities    .	 . . . 	                 (1,639)           	(2,747)
		Cash provided by
financing activities    . . . .                    	1,391             	2,332
		Ratio of earnings to
fixed charges (5)       . . . . .     1.2                      1.1

 (1)    Notable operating expenses include:

Fiscal Year 1998 --- provision of (POUND)5 million for committed costs arising from delays in opening up the competitive market and (POUND)10 million restructuring charges.

Fiscal Year 1997 --- (i) a provision of (POUND)78 million for uneconomic gas and electricity contracts (the effect of which is removed from the Successor Company's unaudited pro forma consolidated statement of income for Fiscal Year 1997), which resulted in a charge of (POUND)125 million to the supply business offset by an intrabusiness elimination of (POUND)47 million and
(ii) a charge of (POUND)50 million for information system development costs to prepare for the opening of the competitive electricity market in 1998 for Franchise Supply Customers, of which (POUND)37 million was charged to the supply business and (POUND)13 million was charged to the distribution business.

Fiscal Years 1994 and 1995 ---reorganization costs of (POUND)44 million and (POUND)8 million, respectively.

(2) Other income (loss) principally represents income from Yorkshire's investment in NGG and, in Fiscal Year 1996, a gain resulting from the NGG Transaction and earnings and losses from Yorkshire's investments in joint ventures and minority holdings. Notable items include:

Fiscal Year 1998 ---an unrealized loss (POUND)41 million before taxes was charged following the reduction in fair value of Yorkshire Group's investment in Ionica Group plc (Ionica).

Fiscal Year 1997 ---gain on sale of Yorkshire's investment in Torch Telecom of (POUND)15 million.

Fiscal Year 1996 ---income from investment in NGG and gain in respect of the NGG Transaction as described under ''Item 7. Management's
Discussion and Analysis of Results of Operations and Financial Condition ---Introduction ---NGG Transaction''.

Fiscal Year 1995 ---one-time termination payment received from Stockholm Stadshus AB of (POUND)17 million.

Fiscal Year 1994 ---loss on sale of Yorkshire's investment in Homepower Retail Limited of (POUND)18 million.

(3) Fiscal Year 1996 includes a tax charge of (POUND)38 million relating to the NGG Transaction.

(4) EBIT represents income before the sum of net interest expense and income taxes. EBITDA represents income before the sum of net interest expense, income taxes, depreciation and amortization. EBIT and EBITDA are provided for informational purposes only and such measures should not be construed as alternatives to operating income (as determined in accordance with US GAAP) as indicators of operating performance, or as alternatives to cash flows from operating activities (as determined in accordance with US GAAP) as measures of liquidity. EBIT and EBITDA are widely accepted financial indicators of a company's ability to incur and service debt. However, the measures of EBIT and EBITDA presented herein may not be comparable to similar measures presented by other companies.

(5) The ratio of earnings to fixed charges is computed as the sum of pre-tax income (before extraordinary item) plus fixed charges divided by fixed charges. Fixed charges consist of interest expense and amortization of debt expense.

(6) Solely for the convenience of the reader, pounds sterling amounts have been translated into US dollar amounts at the Noon Buying Rate on March
31, 1998 of $1.6765= (POUND)1. See ''Note 1. Summary of Significant Accounting Policies'' to the Consolidated Financial Statements of the Successor for Year Ended March 31, 1998.

(7) Represents the windfall tax imposed by the UK government, which was not deductible for UK corporation tax purposes.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

	The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto of the Successor Company and with the consolidated financial statements and the notes thereto of the Predecessor Company and ''Selected Consolidated Financial Data'' included elsewhere in this document. The consolidated financial statements of the Successor Company and the Predecessor Company discussed herein are presented in accordance with US GAAP.


Introduction

	Background

	Yorkshire Group is indirectly equally owned by AEP and NCE. Yorkshire Group was incorporated as a limited company under the laws of England and Wales in July 1996. Effective April 1, 1997, Yorkshire Group, through its wholly owned subsidiary Yorkshire Holdings, gained effective control of Yorkshire. Yorkshire Group's primary asset is the stock of Yorkshire Holdings. Yorkshire Holdings, which owns all the outstanding stock of Yorkshire, has no significant operations outside of its investment in Yorkshire.


	Financing the Acquisition

	Yorkshire Group indirectly acquired ownership of Yorkshire by means of a cash offer commenced on February 24, 1997 and declared wholly unconditional on April 1, 1997. The Acquisition was completed through the payment of cash consideration of (POUND)1,457 million and the issuance of loan notes in the amount of (POUND)22 million. The total consideration, including acquisition costs, was (POUND)1,496 million. The Acquisition was financed by cash contributions of (POUND)220 million from each of AEP and NCE and from borrowings under a (POUND)1,140 million five year term loan and revolving facility agreement dated February 24, 1997. On July 31, 1997, this term loan and revolving facility agreement was replaced by a new credit facility
(the ''1997 Credit Facility'').



	Accounting for the Acquisition

	The recorded assets and liabilities of Yorkshire at March 31, 1997 were (POUND)1,375 million and (POUND)1,016 million, respectively. In accordance with the purchase method of accounting, the assets and liabilities acquired have been recorded based on an allocation of the purchase price. Effective
April 1, 1997, Yorkshire's assets were increased by (POUND)222 million to their fair value of (POUND)1,597 million, reflecting principally: (a) an increase of (POUND)138 million in the value of Yorkshire's distribution network in excess of its depreciated cost basis; (b) an increase in the pension asset for the defined benefit pension plan of (POUND)55 million; and (c) an increase in the value of an equity investment in Ionica Group plc (''Ionica'') of (POUND)23 million. Yorkshire's liabilities were increased by (POUND)79 million to their fair value of (POUND)1,095 million, reflecting principally: (a) an increase in the deferred tax liability of (POUND)67 million; and (b) an increase of (POUND)14 million in the market value of long-term borrowings. The excess of the purchase price plus Acquisition costs, totaling (POUND)1,496 million, over the fair value of assets acquired net of liabilities assumed, totaling (POUND)502 million, resulted in goodwill of (POUND)994 million which is being amortized over a 40 year period. The consolidated financial statements of the Predecessor Company discussed below do not reflect the foregoing adjustments.


	NGG Transaction

	During Fiscal Year 1996, Yorkshire, together with the other 11 RECs in the UK, distributed the majority of its shares in NGG to its shareholders. This transaction, together with certain related transactions (collectively, the ''NGG Transaction''), had a material impact on Yorkshire's financial results for that year. The related transactions included: (a) Yorkshire's receipt of special and ordinary dividends; (b) the receipt by each Yorkshire residential customer of a one-time discount pursuant to an agreement among the shareholders of NGG; and (c) Yorkshire's receipt of an in-kind dividend of approximately 9.2% of the shares of PSB which shares were subsequently converted to cash upon PSB's liquidation.


Significant Factors and Known Trends

	Competition and Industry Challenges

	On April 1, 1995 and 1996, certain reductions in allowed distribution revenues were made by the Regulator. Yorkshire's allowed distribution revenues were impacted by a 14% below inflation reduction and a 13% below inflation reduction on April 1, 1995 and 1996, respectively, following reviews by the Regulator. On April 1, 1997 and April 1, 1998, Yorkshire's allowed distribution revenues were decreased by another 3% below inflation reduction, and there will be a further 3% below inflation reduction on April 1, 1999.

	The potential exists for additional distribution price reductions based upon further review by the Regulator. The next scheduled Distribution Price Control
Formula review will be in 2000. Future cost efficiency initiatives may not result in sufficient savings to offset price reductions. Price reductions are mitigated by the inclusion of the UK Retail Price Index in the determination of the Distribution Price Control Formula. Because the maximum average price in any year is based in part on the maximum average price in the preceding year, a price reduction in any given year has an ongoing effect on the maximum average price for all subsequent years. See ''The Electric Utility Industry in
Great Britain ---Distribution of Electricity ---Price Control''.

	Yorkshire currently has an exclusive right to supply electricity to its Franchise Supply Customers. Competition in supply to such customers was scheduled to be phased in over a six month period commencing on April 1, 1998. In October 1997, the Regulator published proposals for new transitional supply price restraints to apply from April 1, 1998 to residential and small business customers for an initial period of two years and until an adequate level of competition is established. Yorkshire subsequently indicated its acceptance of such proposals. The proposals (when taken together with the reduction in the Fossil Fuel Levy, which became effective on April 1, 1998) resulted in the implementation of small reductions, effective April 1, 1998, in the tariffs for Yorkshire's residential and small business customers in its Franchise Area compared to the corresponding tariffs in effect in August 1997. The proposals also require an additional 3% below inflation reduction effective April 1, 1999. See ''The Electric Utility Industry in Great Britain ---Supply of Electricity
 ---Price Regulation''.

	Following an announcement in January 1998 by the Regulator, competition in supply to Franchise Supply Customers has been delayed until September
1998. Assuming that such competition starts as currently scheduled in September 1998 for Franchise Supply Customers, Yorkshire Group presently estimates that costs totaling (POUND)72 million will have been incurred for re-engineering and information technology work. Of such amount, approximately (POUND)19 million was expensed in Fiscal Year 1997 and (POUND)2 million in Fiscal Year 1998. The Regulator has made proposals (which have been accepted by Yorkshire) to allow Yorkshire recovery of (POUND)23 million over a five year period ending March 31, 2003. A further (POUND)7 million is expected to be recovered through Pool cost recovery and other national mechanisms and (POUND)8 million is expected to be capitalized as such amount is expected to provide future benefits to the supply business. As a result of the above, the residual amount of approximately (POUND)13 million, which will not be recovered or capitalized, will be expensed in Fiscal Year 1999 as incurred.

	The Regulator has also made proposals (which have been accepted by Yorkshire) to provide an annual cost recovery of (POUND)3 million for the period 1998 through 2000 to cover operating costs. The allowance will be reviewed at the time of the Distribution Price Control Formula review in 2000.

	The October 1997 proposals therefore will allow Yorkshire to recover up to 52% of its forecasted set-up and operating costs over a five year period. The shortfall could be higher if: (i) operating costs are higher than anticipated (e.g., there is a higher level of customer activity); (ii) recovery of operating costs is disallowed or reduced when the Distribution Price Control Formula is reviewed for the period beginning April 1, 2000; or (iii) the integrated national systems do not work as contemplated or require substantial redevelopment.

	The Regulator's proposals also provided that a REC should be penalized: (i)
where it starts to open its market more than three months after the market opening by the first REC; (ii) where it opens successive tranches of its market more than three months after the opening of the corresponding tranche by the first REC; and (iii) where the market opening of the first REC has been delayed beyond April 1, 1998. The penalties will be calculated at 1% of the operating revenues of the supply business for Franchise Supply Customers per month of delay, weighted by the proportion of customers affected and applied as a reduction in allowed distribution business revenues. If Yorkshire does not open its market for Franchise Supply Customers to competition until after April 1,
1999, it would incur a penalty of approximately (POUND)6 million. It is now apparent that some penalty will be incurred due to the delay in the opening of the competitive market for Franchise Supply Customers until September 1998 and a provision of  (POUND)3 million has been  included in the results for
Fiscal Year 1998. Yorkshire Group expects that Yorkshire will be prepared to open its Franchise Area to such competition in September 1998.


	Factors Affecting Revenues

	Two principal factors determine the amount of revenues produced by the distribution business: the unit price of electricity distributed (which is controlled by the Distribution Price Control Formula) and the number of electricity units distributed (which depends upon customer demands as influenced in part by economic activity and weather conditions).

	Two principal factors determine the amount of revenues produced by the supply business: the unit price of the electricity supplied (which, in the case of the Franchise Supply Customers, is controlled by the Supply Price Control Formula) and the number of electricity units supplied. Yorkshire is currently expected to have the exclusive right to supply all Franchise Supply Customers in its Franchise Area until September 1998.


	UK Tax Law Changes

	On July 2, 1997, the UK government enacted certain changes in tax law, including a one-time windfall tax on privatized industries and a reduction in rates of corporation tax on income from 33% to 31%. The windfall tax on Yorkshire is (POUND)134 million and is not deductible for UK corporation tax purposes. The windfall tax has been recorded as an extraordinary charge in Fiscal Year 1998. The tax is payable in two equal installments on December 1, 1997 and 1998. During Fiscal Year 1998, Yorkshire Group estimated the impact of the reduction in corporation tax rates, which resulted in a one-time reduction in deferred income tax liabilities and a corresponding reduction in income tax expense of approximately (POUND)12 million.


	Business Restructuring

	In December 1997, Yorkshire announced a planned business restructuring intended to enable it to meet increased competition and react to potential regulatory developments in the energy markets in the UK. The restructuring will result in the distribution and supply businesses becoming self-sufficient businesses. As part of the restructuring, an alternative ownership structure will be pursued for the generation business. Yorkshire currently contemplates transferring such assets to an entity or entities other than Yorkshire Group or its subsidiaries. It is expected that proceeds from the transfer of these assets will be used to reduce debt of Yorkshire Group. See ''Certain Relationships and Related Transactions''.

	Total assets less current liabilities employed by the generation business at
March 31, 1998 were (POUND)136 million. Operating income attributable to the generation business in Fiscal Year 1998 was (POUND)16 million.

	As a result of this restructuring, approximately 160 positions will be eliminated. A provision of approximately (POUND)10 million was recorded in Fiscal Year 1998 to reflect the cost of these workforce reductions.


	Investment in Ionica

	Yorkshire Group's investment in Ionica was initially included in its consolidated balance sheet at its fair value at acquisition on April 1, 1997 of (POUND)54 million plus a subsequent additional investment of (POUND)1 million. Management have written down the book value of the investment to their estimate of fair value by charging an unrealized loss of (POUND)41 million before taxes in Fiscal Year 1998. The reduction in fair value of the investment was recognized by management as '' other than temporary '' following an announcement by Ionica on May 22, 1998 that Ionica had been unsuccessful in negotiating release of credit lines from existing providers of bank finance and had been advised to obtain further equity investment prior to seeking further bank funding. Management expects to take an additional charge of (POUND)6 million before taxes in the first quarter of Fiscal Year 1999.

	Derivative Financial Instruments and Interest Rates

	Derivative financial instruments are used by Yorkshire on a limited basis and are utilized only to mitigate business risks and not for speculative purposes.

	Yorkshire Group maintains its cash balances in pounds sterling. However, Yorkshire Group's obligations related to the issuance of the Senior Notes is payable in US dollars. Upon issuance of the Senior Notes, cross currency swap agreements were taken out to hedge a portion of the currency risk exposure.

	Changes in interest rates have not had a significant impact on Yorkshire in the last three years. However, Yorkshire has entered into debt facilities which bear interest at variable rates. As part of its risk management policy and to mitigate the effects of interest rate changes, Yorkshire Group enters into interest rate swap agreements under which counterparties have agreed to pay amounts to Yorkshire Group equal to variable interest obligations in consideration of amounts payable by Yorkshire Group equivalent to fixed rates of interest. If the counterparty to the interest rate swap was to default on contractual payments, Yorkshire Group could be exposed to increased costs related to replacing the original agreement.

	See Note 7, ''Financial Instruments'', to Yorkshire's consolidated financial statement for Fiscal Year 1997 and Note 9, ''Financial Instruments'' to
Yorkshire Group's consolidated financial statements for Fiscal Year 1998 included elsewhere in this document for additional information on such agreements.


	Environmental Factors

	Yorkshire's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The principal laws which have environmental implications for Yorkshire are the Electricity Act, the Environmental Protection Act 1990, the New Road and Street Works Act 1991 and the Environment Act 1995. Yorkshire believes that it has taken, and intends to continue taking, measures to comply with the applicable law and government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against Yorkshire with respect to any environmental matter.


	Inflation

	Inflation neither has had a significant impact on Yorkshire in the last three years, nor is expected to do so in the foreseeable future. Yorkshire's revenues from regulated activities are adjusted based on factors which include an index for inflation in costs of operations.


	Year 2000 Issues

	Yorkshire Group is currently evaluating its business systems to determine the extent to which modifications are required to prevent problems related to the year 2000, and the resources which will be required to make such modifications. Yorkshire Group has established a dedicated team to coordinate and control all date conformity work within a structured program framework. Yorkshire Group estimates that the costs associated with year 2000 modifications will be approximately (POUND)26 million, of which (POUND)17 million will be expensed as incurred, and (POUND)9 million will be capitalized. The amount expensed in the Fiscal Year 1998 was (POUND)2m.


Results of Operations

	Fiscal Year 1998 for the Successor Company Compared with Fiscal Year 1997 for the Predecessor Company


	Earnings

	Income from operations increased by (POUND)109 million (210%) from (POUND)52 million for Fiscal  Year  1997 to (POUND)161 million for Fiscal Year 1998.
The increase was largely due to the effect of the following items included in income from operations for Fiscal year 1997: (i) a (POUND)78 million provision for uneconomic gas and electricity contracts, which resulted in a charge of (POUND)125 million to the supply business offset by an intrabusiness elimination of (POUND)47 million; (ii) a (POUND)50 million charge for information system development costs to prepare for the opening of the competitive electricity market in 1998 and to replace billing and collection systems, of which (POUND)37 million was charged to the supply business and
(POUND)13 million was charged to the distribution business; (iii) a (POUND)8 million charge incurred for advisers' fees in respect of the Acquisition; and
(iv) a (POUND)6 million write-down of the value of non-operational property.
The favorable effect on the comparative income from operations was partly offset by the following items included in income from operations for Fiscal
Year 1998:  (i) a provision of (POUND)10 million for restructuring costs; (ii)
a provision of (POUND)5 million for committed costs arising from delays in opening up the competitive market, (iii) amortization of goodwill of (POUND)25 million;  (iv) additional marketing costs of (POUND)8 million; and (v)
additional depreciation of (POUND)7 million arising from the revaluation of distribution network assets in connection with the Acquisition. These additional costs were mitigated by a decrease in net periodic pension costs of
(POUND)13 million, due to an increase in the market value of the pension fund and a change in respect of identifying the element of costs to be capitalized within the distribution network reducing operating expenses by (POUND)15 million.

	Income from operations by segments for Fiscal Year 1998 was (POUND)115 million, (POUND)25 million and (POUND)24 million for the distribution, supply and other segments, respectively. Income (loss) from those segments in Fiscal Year 1997 was (POUND)127 million, (POUND)(132) million and (POUND)10 million, respectively.

	An unrealized loss of (POUND)41 million before taxes was charged in Fiscal Year
1998 following the reduction in fair value of Yorkshire Group's investment in
Ionica Group plc.

Net interest expense rose from (POUND)33 million for Fiscal Year 1997 to (POUND)106 million for Fiscal Year 1998 principally as a result of the financing costs associated with the increased amount of debt incurred in connection with the Acquisition.

Net income decreased by (POUND)143 million, from (POUND)26 million in Fiscal Year 1997 to a loss of (POUND)117 million in Fiscal Year 1998. In addition to the variances discussed above, the net loss for Fiscal Year 1998 includes an extraordinary charge of (POUND)134 million for the windfall tax enacted by the UK government in July 1997. The windfall tax is not deductible for UK corporation tax purposes. Net income before this extraordinary charge for Fiscal Year 1998 was (POUND)17 million.


	Revenues

	Operating revenues decreased by (POUND)46 million (3%) from (POUND)1,331 million in Fiscal Year 1997 to (POUND)1,285 million during Fiscal Year 1998 as follows:


                                    Operating Revenues
                                    Increase (Decrease)
                                    from  Fiscal Year 1997
                                    to Fiscal Year  1998
                                    	(POUND) millions

	Distribution     . . . . . . . . . . . . ..(3)
	Supply   . . . . . . . . . . . . . . . . .(60)
	Other.. . . . . . . . . . . . . . . . . . .17

	Total operating revenues        . . . . . (46)

	Revenues from the distribution business decreased by (POUND)3 million from (POUND)308 million for Fiscal Year 1997 to (POUND)305 million for Fiscal
Year 1998 due to a decrease in the maximum allowable average price of units distributed as a result of the application of the revised Distribution Price Control Formula. Units distributed increased by 0.4% in Fiscal Year 1998 partially offsetting such decrease.

	Franchise Supply Customers, who are generally residential and small commercial customers, comprised 52% of total sales volume for Fiscal Year
1998. The volume of unit sales of electricity for Franchise Supply Customers is influenced largely by the number of customers in the Franchise Area, weather conditions and prevailing economic conditions. Unit sales to Non-Franchise Supply Customers, who are typically large commercial and industrial businesses, constituted 48% of total sales volume for Fiscal Year 1998. Sales to Non-Franchise Supply Customers are determined primarily by the success of the supply business in contracting to supply electricity to customers who are located both inside and outside the Franchise Area.

	During Fiscal Year 1998, the number of electricity units supplied decreased by 4% and total revenues produced by the supply business decreased by (POUND)60 million (5%) to (POUND)1,118 million from (POUND)1,178 million for Fiscal Year
1997. Revenues decreased partly due to a reduction of 8% in sales volume to
Non-Franchise Supply Customers as a result of increased competition and partly due to reduced cost of sales, the benefits of which are passed on to customers.

	Other revenues increased by (POUND)17 million mainly as a result of increased gas revenues.

	Cost of Sales

	Cost of sales decreased by (POUND)50 million (5%) from (POUND)932 million in
Fiscal Year 1997 to (POUND)882 million in Fiscal Year 1998. This decrease was due principally to the reduction in units supplied and reductions in the Fossil
Fuel Levy.


	Operating Expenses

	Operating expenses decreased by (POUND)105 million (30%) from (POUND)347 million in Fiscal Year 1997 to (POUND)242 million in Fiscal Year 1998. The reduction in operating expenses was mostly as a result of the following expenses included in Fiscal Year 1997: (i) a (POUND)78 million provision for uneconomic gas and electricity contracts made for the net present value of expected future payments in excess of anticipated recoverable amounts, reflecting expectations of market prices for electricity following the opening of the competitive electricity market in 1998 and future gas prices; (ii) a (POUND)50 million charge for information system development costs, including (POUND)19 million relating to the opening of the competitive electricity market in 1998 and a (POUND)31 million charge relating to the replacement of billing and collection systems; (iii) a (POUND)8 million charge incurred for advisers' fees in respect of the Acquisition; and (iv) a (POUND)6 million write-down of the value of non-operational property. The comparative decrease in operating expenses was lessened by the following operating expenses included in Fiscal Year 1998:
(i) a provision of (POUND)10 million for restructuring costs; (ii) a provision of (POUND)5 million for committed costs arising from delays in opening up the competitive market; (iii) amortization of goodwill of (POUND)25 million; (iv) additional marketing costs of (POUND)8 million; and
(v) additional depreciation of (POUND)7 million arising from the revaluation of distribution network assets in connection with the Acquisition. The decrease in net periodic pension costs of (POUND)13 million and the increase in capitalized distribution costs of (POUND)15 million partly offset the above increases in operating expenses for Fiscal Year 1998.

	Other Income Expense - Loss on Investment in Ionica

An unrealized loss of (POUND)41 million before taxes was charged in Fiscal Year 1998 following the reduction in fair value of Yorkshire Group's investment in Ionica Group plc. See Significant Factors and Known
Trends - Investment in Ionica.




	Net Interest Expense

	Net interest expense increased by (POUND)73 million from (POUND)33 million during Fiscal Year 1997 to (POUND)106 million in Fiscal Year 1998, principally as a result of the financing costs associated with the 1997 Credit Facility entered into to finance the Acquisition. To partially refinance the Acquisition, Yorkshire entered into short-term borrowing arrangements totaling (POUND)1,034 million, a portion of which was replaced by (POUND)593 million of long-term debt issued in January and February 1998.


	Income Taxes

	Yorkshire Group's effective income tax rate, excluding the windfall tax, decreased from 33% for Fiscal Year 1997 to (6)% for Fiscal Year 1998. The effective rate in Fiscal Year 1998 was affected by the (POUND)12 million favorable impact of the reduction in the UK corporation tax rate from 33% to 31% as discussed above, partially offset by the amortization of goodwill, which is not deductible for UK income tax purposes.


	Windfall Tax

	Yorkshire Group recorded an extraordinary charge of (POUND)134 million during
Fiscal Year  1998 for the windfall tax enacted by the UK government in July
1997. This windfall tax is not deductible for UK corporation tax purposes.


Fiscal Year 1997 Compared with Fiscal Year 1996

	Earnings

	Income from operations was (POUND)52 million in Fiscal Year 1997, a decrease of (POUND)162 million from (POUND)214 million in Fiscal Year 1996. The following items reduced Fiscal Year 1997 income from operations: (i) a (POUND)78 million provision for uneconomic gas and electricity contracts, which resulted in a charge of (POUND)125 million to the supply business offset by an intrabusiness elimination of (POUND)47 million; (ii) a (POUND)50 million charge for information system development costs to prepare for the opening of the competitive electricity market in 1998 for Franchise Supply Customers and to replace billing and collection systems, of which (POUND)37 million was charged to the supply business and (POUND)13 million was charged to the distribution business; (iii) a (POUND)26 million decrease in distribution revenues as a consequence of price reductions imposed by the Regulator; (iv) a (POUND)8 million charge incurred for advisers' fees in respect of the Acquisition; and
(v) a (POUND)6 million write-down of the value of non-operational property.

	Income (loss) from operations by segments for Fiscal Year 1997 were (POUND)127 million, (POUND)(132) million and (POUND)10 million for the distribution, supply and other segments, respectively. Income from operations from those segments in Fiscal Year 1996 were (POUND)164 million, (POUND)30 million and
(POUND)20 million, respectively.

	Net income was (POUND)26 million in Fiscal Year 1997, a decrease of (POUND)367 million from (POUND)393 million in Fiscal Year 1996, principally due to the NGG
Transaction in Fiscal Year 1996 and the charges recorded in Fiscal Year 1997 discussed above.

	Revenues

	Operating revenues decreased by (POUND)100 million (7%) from (POUND)1,431 million in Fiscal Year 1996 to (POUND)1,331 million in Fiscal Year 1997 as follows:


                                             Operating Revenues
                                             Increase (Decrease)
                                             from Fiscal Year 1996
                                             to Fiscal Year 1997

                                             (POUND) millions


	Distribution    . . . . . . . .  . . . . . . . . . 	(26)
	Supply  . . . . . . . . . . . . . . . . . . . . . 	(131)
	Other   . . . . . . . . . . . . . . . . . . . . . .  57

		Total operating revenues   . . . . . . . . . . . .(100)


	Revenues from the distribution business decreased by (POUND)26 million (8%)
from (POUND)334 million for Fiscal Year 1996 to (POUND)308 million for Fiscal
Year 1997, principally due to a decrease in the maximum allowable average price of units distributed as a result of the application of the revised Distribution
Price Control Formula. Units distributed increased by 0.5% in Fiscal Year 1997 partially offsetting such decrease.

	During Fiscal Year 1997, the number of electricity units supplied decreased by 6% while total revenues produced by the supply business decreased by
(POUND)131 million (10%) to (POUND)1,178 million from (POUND)1,309 million for Fiscal Year 1996. The reduction was partly due to a decrease of 12% in units supplied to Non-Franchise Supply Customers, which was largely offset by a corresponding reduction in cost of sales, and partly due to reduced charges from the distribution business, the benefits of which are passed on to customers, resulting in lower average unit prices. Franchise Supply Customers and Non-Franchise Supply Customers each comprised 50% of total sales volume in Fiscal Year 1997.


	Cost of Sales

	Cost of sales decreased by (POUND)81 million (8%) from (POUND)1,013 million in Fiscal Year 1996 to (POUND)932 million in Fiscal Year 1997. This reduction was the result of a decrease in supply business sales volumes and reduced charges from the distribution business.


	Operating Expenses

	Operating expenses increased by (POUND)143 million (70%) from (POUND)204 million in Fiscal Year 1996 to (POUND)347 million in Fiscal Year 1997.
Operating costs in Fiscal Year 1997 included: (i) a (POUND)78 million provision for uneconomic gas and electricity contracts made for the net present value of expected future payments in excess of anticipated recoverable amounts, reflecting expectations of market prices for electricity following the opening of the competitive electricity market in 1998 for Franchise Supply Customers and future gas prices; (ii) a (POUND)50 million charge for information system development costs, including (POUND)19 million relating to the opening of the competitive electricity market in 1998 for Franchise Supply Customers and a (POUND)31 million charge relating to the replacement of billing and debt collection systems; (iii) a (POUND)8 million charge incurred for advisers' fees in respect of the Acquisition; and (iv) a (POUND)6 million write-down of the value of non-operational property.


	Other Income

	Other income was (POUND)20 million in Fiscal Year 1997, a decrease of (POUND)293 million from (POUND)313 million in Fiscal Year 1996. During
Fiscal Year 1996, Yorkshire, together with the other 11 RECs in the UK, distributed the majority of its shares in NGG to its shareholders in connection with the NGG Transaction. The NGG Transaction had a material impact on Yorkshire's financial results for that year and included the following:

	(a)     Yorkshire received special dividends totaling (POUND)118 million;

	(b) at April 1, 1995, Yorkshire held 9.2% of the issued share capital of NGG, which was recorded on its balance sheet at (POUND)72 million.
Additional share capital of NGG totaling (POUND)16 million, was subscribed for by Yorkshire during Fiscal Year 1996. In December 1995, when NGG became a company listed on the London Stock Exchange, Yorkshire revalued its interest in NGG to its market value of (POUND)321 million.
Also in December 1995, Yorkshire made a distribution in-kind to its shareholders of approximately 90% of its interest in NGG. A further 2% approximately was distributed to Yorkshire's optionholders. The aggregate gain arising from these distributions totaled (POUND)215 million;

	(c) each Yorkshire residential customer received a one-time discount as part of an agreement among the shareholders of NGG, which stipulated that each REC would provide such discount. The net cost of such discount was (POUND)85 million;

	(d) Yorkshire received an in-kind dividend of approximately 9.2% of the shares of PSB, which shares were subsequently converted to cash upon PSB's liquidation, resulting in a gain of (POUND)56 million; and

	(e) legal and other expenses related to these transactions totaled (POUND)4 million.

	Following the NGG Transaction, ordinary dividends received from NGG decreased from (POUND)21 million in Fiscal Year 1996 to (POUND)2 million in Fiscal Year 1997. Other income for Fiscal Year 1997 also includes the effect of the (POUND)15 million gain on disposal by Yorkshire of its share of a joint venture investment.


	Net Interest Expense

	Net interest expense increased by (POUND)13 million from (POUND)20 million in
Fiscal Year 1996 to (POUND)33 million in Fiscal Year 1997, including a (POUND)7 million charge in relation to the termination of interest rate swap agreements.
Increased financing costs arising from the payment of a special dividend of
(POUND)185 million in January 1996 were partly mitigated by the effects of asset sales.



	Income Taxes

	The effective income tax rate of 22% in Fiscal Year 1996 increased to 33% for Fiscal Year 1997. The effective income tax rate in Fiscal Year 1996 was reduced principally due to the lower tax rate on gains arising from the NGG Transaction. See Note 6, "Income Taxes", to Yorkshire's consolidated financial statements for the two years ended March 31, 1997 included elsewhere in this document for additional information.


Liquidity and Capital Resources

	Yorkshire Group's sole investment and only significant asset is the entire share capital of Yorkshire Holdings, which, in turn, owns the entire share capital of Yorkshire. Yorkshire Group is therefore dependent upon dividends from Yorkshire for its cash flow.

	At March 31, 1998, in addition to cash flow from Yorkshire's operations available for distribution indirectly to Yorkshire Group, Yorkshire Group had (POUND)300 million available under existing bank facilities, including (POUND)50 million under the 1997 Credit Facility, as its primary source of liquidity.

	Yorkshire Group will be required to refinance the 1997 Credit Facility, which matures on July 30, 1998. For a discussion of the 1997 Credit Facility, see Note 13, ''Short-term Debt'', to Yorkshire Group's consolidated financial statements included elsewhere in this document. The 1997 Credit Facility has been refinanced through a series of transactions including the February 1998 issuance of (POUND)197 million guaranteed Eurobonds, the February 1998 issuance of (POUND)400 million of senior notes, the June 1998 issuance of (POUND)164 million Trust Securities and the planned entering into of additional credit facilities. Yorkshire Group expects that the proceeds of the currently contemplated transfer of Yorkshire Group's generation assets to an entity or entities other than Yorkshire Group or its subsidiaries will be used to reduce the additional credit facilities. Yorkshire Group is currently in negotiations with respect to the replacement of the 1997 Credit Facility.

	Yorkshire Group also will be required to fund its ongoing capital expenditures, fund its debt service and the final windfall tax payment and cover its seasonal working capital needs. Yorkshire Group expects to fund these ongoing cash requirements through a combination of available cash flow from Yorkshire's operations and amounts available under the committed bank facilities of (POUND)300 million.

	The principal sources of funds of the Successor Company during Fiscal Year 1998 were (POUND)62 million from operations, which reflects interest paid of (POUND)132 million and tax paid of (POUND)77 million, including the first installment of the windfall tax of (POUND)67 million. Yorkshire Group raised (POUND)1,034 million from the 1997 Credit Facility and (POUND)440 million in equity. During this period, Yorkshire Group utilized (POUND)1,474 million to acquire Yorkshire, (POUND)191 million for capital expenditures and raised (POUND)593 million from the issue of bonds. Proceeds from asset sales totaled (POUND)20 million.

	The principal sources of funds of Yorkshire during Fiscal Year 1997 were (POUND)96 million from operations, which reflects interest paid of (POUND)42 million and tax paid of (POUND)30 million. During Fiscal Year 1997, Yorkshire invested (POUND)121 million in capital expenditures and long-term investments and paid dividends of (POUND)71 million. Proceeds from asset sales totaled (POUND)73 million.

	The principal sources of funds of Yorkshire during Fiscal Year 1996 were (POUND)222 million from operations, which reflects interest paid of (POUND)46 million and tax paid of (POUND)98 million. During Fiscal Year 1996, Yorkshire invested (POUND)126 million in capital expenditures and long-term investments and paid dividends of (POUND)243 million, including a special dividend of (POUND)185 million. Proceeds from asset sales, including PSB, totaled (POUND)119 million. Yorkshire raised (POUND)150 million from the issuance of Eurobonds.

	At March 31, 1998 the Successor Company had net current liabilities of (POUND)538 million, primarily as a result of the initial financing structure of the Acquisition. To meet short-term cash needs, the Successor Company had (POUND)35 million of cash and cash equivalents at March 31, 1998.

	Yorkshire's capital expenditures are primarily related to the distribution business and include expenditures for load-related, non-load-related and non-operational capital assets. Load-related capital expenditures are largely required by new business growth. Customer contributions are normally received where capital expenditures are made to extend or upgrade service to customers (except to the extent that such capital expenditures are made to enhance Yorkshire's distribution network generally). Non-load-related capital expenditures include asset replacement which is expected to continue until at least the next decade. Other non-load-related expenditures include system upgrade work that provides for load growth and has the additional benefit of improving network security and reliability. Non-operational capital expenditures are for assets such as fixtures and equipment. For Fiscal Years
1997 and 1998 capital expenditures, net of customer contributions, were (POUND)126 million and (POUND)191 million, respectively. Yorkshire is required to file five year projections with the Regulator for gross capital expenditures related to its regulated distribution network and updates of such projections annually. The most recent projection was for the five year period ended March 31, 2000 and was filed in July 1997. This filing indicated Yorkshire's current projection of approximately (POUND)575 million in capital expenditures for the five year period. Approximately
(POUND)308 million has already been spent in Fiscal Years 1996, 1997 and 1998 related to this five year projection.

	Demand for electricity in the UK, including the Franchise Area, is seasonal, with demand being higher in the winter months and lower in the summer months. Yorkshire bills its Franchise Supply Customers on a staggered quarterly basis while it is generally required to pay related expenses (principally the cost of purchased electricity) on 28-day terms. However, approximately 50%
of the Franchise Supply Customers settle their accounts using regular payment plans based on prepayment or spreading of the cost of their annual bill evenly throughout the year. A majority of Yorkshire's supply revenues are based on a fixed price per unit. The cost of supply to Yorkshire from the
Pool, if not covered by hedging mechanisms, varies throughout the year, generally being higher in winter months and lower in summer months.
Yorkshire balances the effect of these influences on its working capital needs with drawings under its available credit facilities.

	Yorkshire's supply business to Non-Franchise Supply Customers generally involves entering into fixed price contracts to supply electricity to its customers. The electricity is obtained primarily by purchases from the Pool. Because the price of electricity purchased from the Pool can be volatile due to the fact that the price is set every half hour, Yorkshire is exposed to risk arising from differences between the fixed price at which it sells electricity and the fluctuating prices at which it purchases electricity unless it can effectively hedge such exposure. To mitigate its exposure to volatility, Yorkshire utilizes CFDs with major UK power generators to fix the price of electricity. Yorkshire had entered into CFDs and power purchase contracts for 20,010 GWh of electricity at March 31, 1998. Yorkshire's electricity sales volumes were 21,116 GWh and 20,236 GWh for Fiscal Year
1997 and Fiscal Year 1998, respectively.

	Management believes that cash flow from operations, together with its existing sources of credit and the refinancing of the 1997 Credit Facility, will provide sufficient financial resources to meet Yorkshire Group's projected capital needs and other expenditure requirements for the foreseeable future. Following the Acquisition, Yorkshire agreed to an amendment to its PES
License to the effect that it will use all reasonable endeavors to ensure that it maintains an investment grade credit rating on its long-term debt.


Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Yorkshire Power Group Limited and Subsidiaries (Successor Company) and Yorkshire Electricity plc and Subsidiaries (Predecessor Company)

Index to Consolidated Financial Statements

Yorkshire Electricity Group plc and Subsidiaries
Independent Auditors' Report
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

Yorkshire Power Group Limited and Subsidiaries
	Unaudited Pro Forma Consolidated Statements of Income

Yorkshire Power Group Limited and Subsidiaries
Independent Auditors' Report
Consolidated Statement of Income
Consolidated Balance Sheets
Consolidated Statement of Changes in Shareholders' Equity
Consolidated Statement of Cash Flows
Notes to the Consolidated Financial Statements

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF
DIRECTORS
OF YORKSHIRE ELECTRICITY GROUP PLC

We have audited the accompanying consolidated balance sheets of Yorkshire Electricity Group plc and its subsidiaries (the "Company") as of March 31, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended March 31, 1997 (all expressed in pounds sterling). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yorkshire Electricity Group plc and its subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997 in conformity with generally accepted accounting principles in the United States of America.

Deloitte & Touche
Leeds
United Kingdom
July 15, 1997
(December 31, 1997 as to note 14


(PAGE)
YORKSHIRE ELECTRICITY GROUP PLC AND
SUBSIDIARIES
(Predecessor Company)
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
(In Millions)


                                              Year Ended March 31,

                                        1997                        1996
                                       (POUND)                    (POUND)

OPERATING REVENUES                      1,331                      1,431
COST OF SALES                             932                      1,013

GROSS MARGIN                              399                        418
OPERATING EXPENSES
Maintenance                                76                         77
Depreciation                               50                         42
Provision for uneconomic
gas and electricity contracts              78                          -
Selling, general and
administrative                             93                         85
Systems development costs (Note 9)         50                          -

Income from operations                     52                        214


OTHER INCOME (EXPENSE)
National Grid transaction (Note 12):
     Realized gain on sale of
      National Grid Group plc               1                        215
     Realized gain on sale of
     PSB Holdings Limited                   6                         56
     Special dividend                       -                        118
     Customer discounts awarded             -                        (85)
     Administrative costs                   -                         (4)
Dividend income                             2                         21
Equity in loss of associates               (4)                        (6)
Gain on sale of associate                  15                          -
Loss on sale of subsidiary                  -                         (2)

Total other income, net                    20                        313

Interest expense                          (55)                       (46)
Interest income                            22                         26

Net interest expense                      (33)                       (20)

INCOME BEFORE INCOME TAXES                 39                        507

PROVISION FOR INCOME TAXES                 13                        114

NET INCOME                                 26                        393


The accompanying notes are an integral part of these consolidated financial statements.

(PAGE)
YORKSHIRE ELECTRICITY GROUP PLC AND
SUBSIDIARIES
(Predecessor Company)
CONSOLIDATED BALANCE SHEET
(In Millions, Except Share and Per Share Amounts)




                                  ASSETS                       March 31,
                                                                 1997
                                                                (POUND)

FIXED ASSETS

Property, plant and equipment, net of
accumulated depreciation  of  (POUND)500                          765
Construction work in progress                                      31

Total fixed assets                                                796

CURRENT ASSETS

	Cash and cash equivalents                                        221
	Investments                                                       29
	Customer receivables, less provision for uncollectible accounts
      of (POUND)6                                                  90
 Unbilled revenue                                                  84
 Other receivables                                                 21
 Other                                                             19

	Total current assets                                             464

OTHER ASSETS
 Investments, long term                                           109
 Prepaid pension asset                                              6

	 Total other assets                                              115

Total assets                                                    1,375




The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE ELECTRICITY GROUP PLC AND
SUBSIDIARIES
(Predecessor Company)
CONSOLIDATED BALANCE SHEET
(In Millions, Except Share and Per Share Amounts)




SHAREHOLDERS' EQUITY AND
LIABILITIES                                            March 31,
                                                         1997
                                                       (POUND)

SHAREHOLDERS' EQUITY
Share capital, 68 2/11 pence  par value
common shares, 220,000,000 shares,
authorized, 159,131,326 in 1997 issued and
outstanding                                               108
Additional paid-in capital                                 92
Unrealized gain on available-for-sale
investments                                                13
Retained earnings                                         146

Total shareholders' equity                                359


LONG-TERM DEBT                                            419


OTHER NON-CURRENT LIABILITIES

Deferred income taxes                                     136
Provision for uneconomic electricity and gas contracts     78
Other                                                      15

Total other non-current liabilities                       229

CURRENT LIABILITIES
Current portion of long-term debt                           5
Short-term debt                                            82
Accounts payable                                           15
Electricity purchaSes payable                              64
Payments received in advance                               14
Accrued liabilities and deferred income                    69
Income taxes payable                                       51
Other current liabilities                                  68

Total current liabilities                                 368

Total liabilities                                       1,016

COMMITMENTS AND
CONTINGENCIES (NOTE 4)

Total shareholders' equity and liabilities              1,375


The accompanying notes are an integral part of these consolidated financial statements.

(PAGE)

YORKSHIRE ELECTRICITY GROUP PLC AND
SUBSIDIARIES
(Predecessor Company)
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
(In Millions, Except Shares and Per Share Amounts)
(CAPTION)

                                                                Unrealized
                                                                Gain on
                                     Additional                 Available
                   Share Capital     Paid-in    Retained        for Sale
                   Shares Amount     Capital    Earnings        Investments   Total
                            (POUND)   (POUND)    (POUND)        (POUND)       (POUND)
Balance, April
 1, 1995       183,898,175   104       77         336              -           517
Common shares
issued           5,537,644     4       12           -              -            16
Reduction in
shares from
reverse shares
 split (1)     (30,880,719)    -        -           -               -            -
Revaluation of
 NGG shares
 to fair
 market value            -     -        -           -             233          233
Realization of
 gain on
 distribution
 of NGG shares           -     -        -           -            (215)        (215)
Deferred tax on
 revaluation
 of NGG shares           -     -        -           -              (4)          (4)
Revaluation of
 PSB shares to
 fair market value       -     -        -           -              56           56
Realization of
 gain on sale of PSB     -     -        -           -             (56)         (56)
Net income               -     -        -         393               -          393
NGG special dividend     -     -        -        (298)              -         (298)
Dividends declared       -     -        -        (243)              -         (243)

Balance, March
 31, 1996      158,555,100   108       89         188              14          399
Common shares
 issued            576,226     -        3           -               -            3
Gain on sale of
 NGG shares              -     -        -           -              (1)          (1)
Revaluation of
 PSB shares to
 fair market value       -     -        -           -               6            6
Realization of
 gain on sale of PSB     -     -        -           -              (6)          (6)
Net income               -     -        -          26               -           26
Dividends declared       -     -        -         (68)              -          (68)

Balance, March
31, 1997       159,131,326   108       92         146              13          359

(1) In January 1996 the share capital was consolidated on the basis of 5 new 68 2/11 pence ordinary shares for every 6 existing 56 9/11 pence shares.

The accompanying notes are an integral part of these consolidated financial statements.

(PAGE)

               YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
                          (Predecessor Company)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
                             (In Millions)



                                                 Year Ended March 31,

                                                  1997            1996
                                                  (POUND)         (POUND)

Cash flows from operating
activities:

Net income                                          26              393
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation                                        50               42
Write off of capitalized system
costs                                               22                -
Deferred income taxes                              (24)              23
Gain on disposal of
 investments                                        (7)            (271)
Equity in loss of associates                         4                6
Gain on sale of associate                          (15)               -
Changes in assets and liabilities:

    Receivables                                     14               21
    Provisions for uneconomic
     electricity and gas contracts                  78                -
    Electricity purchases                          (11)              15
    Payments received in advance                   (41)              25
    Other                                            -              (32)
Net cash provided by operating activities           96              222

Cash flows from investing activities:
Capital expenditures                              (103)            (101)
Proceeds from sale of fixed assets                  29               33
Proceeds from sale of subsidiary                     -               33
Proceeds from sale of associate                     26                -
Loans (advanced to) repaid by associate             (3)               2
Purchases of long-term investments                 (18)             (25)
Proceeds from sale of PSB                           10               53
Sale (purchases) of short-term investments           8               (3)
Net cash used in investing activities              (51)              (8)

Cash flows from financing activities:

Proceeds from issuance of long-term debt             -              163
Proceeds from issuance of common stock               3               11
Repayments of long-term debt                        (5)             (47)
Net change in short-term debt                       (3)               2
Dividends paid                                     (71)            (243)
Net cash used in financing activities              (76)            (114)

(Decrease) increase in cash and cash equivalents   (31)             100
Beginning of period cash and cash equivalents      252              152
End of period cash and cash equivalents            221              252

YORKSHIRE ELECTRICITY GROUP PLC AND
SUBSIDIARIES
(Predecessor Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 1997 AND 1996
(In Millions)


                                      Year Ended March 31,
                                         1997       1996
                                       (POUND)    (POUND)


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid for interest                    42         46
Cash paid for income taxes                30         98

The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Yorkshire Electricity Group plc ("YEG" or the "Company") is one of the twelve regional electricity companies
("RECs") in England and Wales licensed to supply, distribute, and to a limited extent, generate electricity. The RECs were created as a result of the privatization of the UK electricity industry in 1990 after the state owned low voltage distribution networks were allocated to the then existing twelve regional boards. The Company's main business, the distribution and supply of electricity to customers in its franchise area (the "Franchise Area") in the North of England, is regulated under the terms of a Public Electricity Supply License ("PES License") by the Office of Electricity Regulation (''OFFER'').
The Company operates primarily in its Franchise Area in Northern England. The Franchise Area covers approximately 10,000 square kilometers, encompassing parts of the counties of West Yorkshire, Humberside, South Yorkshire, Derbyshire, Nottinghamshire, Lincolnshire and Lancashire. The Franchise Area has a resident population of approximately 4.4 million.
The Company purchases power primarily from the wholesale trading market for electricity in England and Wales (the ''Pool''). The Pool monitors supply and demand between generators and suppliers, sets prices for generation and provides for centralized settlement of accounts due between generators and suppliers.

Basis of presentation
The consolidated financial statements of the Company are presented in pounds sterling ((POUND)) and in conformity with accounting principles generally accepted in the United
States of America. The Company is not subject to rate regulation but rather, is subject to price cap regulation and, therefore, the provisions of Statement of Financial
Accounting Standards No. 71, ''Accounting for the Effects of Certain Types of Regulation'' do not apply.

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and have been prepared from records maintained by the Company in the UK. Significant intercompany items are eliminated in consolidation.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unbilled revenue
The Company records revenue net of value added tax
("VAT") and accrues revenues for service provided but unbilled at the end of each reporting period.

Recovery of Regulated Income
Charges for distribution of electricity and supply to customers with a maximum demand under 100 kW are subject to a price control formula set out in the Company's
PES license which allows a maximum charge per unit of electricity. Differences in the charges, or in the purchase cost of electricity, can result in the under or overrecovery of revenues in a particular period.
Where there is an overrecovery of supply or distribution business revenues against the regulated maximum allowable amount, revenues are deferred in an amount equivalent to the overrecorded amount. The deferred amount is deducted from operating revenues and included in other current liabilities.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Financial instruments
The Company enters into contracts for differences
("CFDs") primarily to hedge its supply business against the price risk of electricity purchases from the Pool. Use of these CFDs is carried out within the framework of the Company's purchasing strategy and hedging guidelines.
CFDs are accounted for as hedges and consequently, gains and losses are deferred and recognized over the same period as the item hedged. The Company recognizes gains
(losses) on CFDs when settlement is made, which is generally monthly. Gains (losses) on CFDs are recognized as a decrease (increase) to cost of sales based upon the difference between fixed prices in the CFD compared to variable prices paid to the Pool for the period. Gains
(losses) based upon the difference between fixed prices in the CFD compared to variable prices paid to the Pool for future electricity purchases are not recognized until the period of such settlements.
The Company enters into interest rate swaps as a part of its overall risk management strategy and does not hold or issue material amounts of derivative financial instruments for trading purposes. The Company accounts for its interest rate swaps in accordance with Statement of Financial
Accounting Standards No. 80, ''Accounting for Futures Contracts'' and various Emerging Issues Task Force pronouncements. If the interest rate swaps were to be sold or terminated, any gain or loss would be deferred and amortized over the remaining life of the debt instrument being hedged by the interest rate swap. If the debt instrument being hedged by the interest rate swaps were to be extinguished, any gain or loss attributable to the swap would be recognized in the period of the transaction.
The Company considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)

Property, plant and equipment
Property, plant and equipment is stated at original cost, which includes materials, labor and appropriate overhead costs, and the estimated cost of borrowed funds used during construction. The cost of maintenance, repairs and replacement of minor items of property is charged to maintenance expense.

The Company records book depreciation expense on a
straight-line basis, except for distribution network assets
which are charged at 3% for 20 years and 2% for the
remaining 20 years.  Assets are depreciated using the
following estimated useful lives:
                                           Years
Distribution network                        40
Generation                                  20
Buildings                             Up to 60
Fixtures and equipment                Up to 10
Vehicles and mobile plant             Up to 10

Investments
The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Investments in Certain
Debt and Equity Securities'' (''SFAS 115''). The Company's investments are classified as available-for-sale under SFAS
115. Securities whose fair market values are readily determinable are reported at fair value. Securities whose fair market values are not readily determinable are recorded at the lower of cost or net realizable value.

Income taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ''Accounting for Income Taxes''. This standard requires that deferred income taxes be recorded for temporary differences between the financial statement basis and the tax basis of assets and liabilities and loss carryforwards and that deferred tax balances be based on enacted tax laws at rates that are expected to be in effect when the temporary differences reverse.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.      RETIREMENT BENEFITS
Pension plans
The Company operates two schemes, one based on defined contributions and a second based on defined benefits.
Defined contribution
The defined contribution plan was established on December
1, 1991. From April 1, 1995 new employees are only
eligible to join this plan. The assets of the defined contribution plan are held and administered by an independent trustee. The cost recognized for this plan was
less than (POUND)1 million for each of the two Fiscal Years ended
March 31, 1997.
Defined benefits
The Company participates in the Electricity Supply Pension Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the
UK.
The Company uses the projected unit credit actuarial
method for accounting purposes. Amounts funded to the
pension are primarily invested in equity and fixed income
securities.
Statement of Financial Accounting Standards No. 87
''Employers' Accounting For Pensions'' (''SFAS 87'') was effective for fiscal years beginning after December 15,
1988. The provisions of SFAS No. 87 were initially
adopted by the Company on April 1, 1992. The amount of
the unrecognized net transition obligation on April 1, 1992
was (POUND)51 million.
The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet (in millions):
                                              March 31,1997
                                                 (POUND)
Accumulated benefit obligation:
Vested benefits                                   590
Non-vested benefits                                35
                                                  625

Fair value of plan assets                         725
Projected benefit obligation                     (664)
Assets in excess of projected benefit obligation   61
Unrecognized net transition obligation             37
Unrecognized prior service cost                    10
Other unrecognized net gain                      (102)

Prepaid pension asset                               6

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.      RETIREMENT BENEFITS (continued)

The weighted average rates assumed in the actuarial calculations as of the following dates were:

                                                             March 31,
                                                          1997       1996
                                                            %          %
Discount rate	                                             8.0        8.5
Annual salary rate increase	                               6.0        6.5
Long-term rate of return on plan assets	                   9.0        9.0

	The components of the plan's net periodic pension cost during the periods are shown below (in millions):
                                                         Year Ended March 31,
                                                           1997      1996

                                                         (POUND)    (POUND)

Service cost (benefits earned during the period)            10          9
Interest cost on projected benefit obligation               52         49
Actual return on plan assets                               (89)      (113)
Net amortization and deferral                               33         65
Net periodic pension cost                                    6         10

3.      REGULATORY MATTERS
The distribution business of the Company is regulated under its PES license, pursuant to which revenue of the distribution business is controlled by the Distribution Price Control Formula ("DPCF"). The DPCF determines the maximum average price per unit of electricity (expressed in kilowatt hours) that the Company can charge. The DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Director General of Electricity Supply (the "Regulator"). At each review, the Regulator can adjust the value of certain elements in the DPCF. The Company's allowed distribution revenues were reduced by a 14% below inflation reduction and a 13% below inflation reduction on April 1, 1995 and 1996, respectively, following a review by the Regulator. On April
1, 1997, the Company's allowed distribution revenues were decreased by a 3% below inflation reduction, and there will be further annual 3% below inflation reductions on April 1, 1998 and April 1, 1999.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.      REGULATORY MATTERS (continued)
The Company's supply business is also regulated by the Regulator, and prices are established based upon the Supply
Price Control Formula which is similar to the DPCF;
however, it currently allows full pass through for all properly incurred costs.
The non-franchise supply market, which typically includes larger commercial and industrial customers was opened to competition for all customers with usage above 1MW upon privatization of the industry in 1990. The non-franchise supply markets of 100 kW or more were opened to full competition in April 1994.
Currently, the Company, under its PES license, has the exclusive right to supply residential and small commercial and industrial customers within its Franchise Area.
However, it is anticipated that the supply market will become fully competitive over a several month period beginning September 1998.

4.      COMMITMENTS AND CONTINGENCIES
Electricity and Gas Purchase Agreements
The Company and its subsidiaries have entered into contracts for purchases of electricity and gas for a period of up to 2009. A provision of (POUND)78 million has been made for the net present value of expected future payments in excess of anticipated recoverable amounts, reflecting management's current expectations of market prices for electricity following the opening of the competitive market for franchise supply customers and future gas prices. The actual net costs are highly sensitive to movements in future prices. The Company's provision includes amounts in respect of contracts with a non wholly-owned subsidiary.
The Company has additional contracts with unaffiliated parties relating to the purchase of gas which expire by October 2005, the terms of which are immaterial with respect to quantity and price, both annually and in the aggregate.
Legal proceedings
The Company is a party to legal proceedings arising in the ordinary course of business which are not material, either individually or in the aggregate, nor is it currently aware of any threatened material legal proceedings.
Operating leases
The Company has commitments under operating leases with various terms and expiration dates. At March 31, 1997 estimated minimum rental commitments for noncancelable operating leases were (POUND)2 million and (POUND)1 million for Fiscal Years 1998 and 1999, respectively.
Rental expenses incurred for operating leases were (POUND)4 million and (POUND)5 million, during Fiscal Years 1997 and 1996 respectively.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.      COMMITMENTS AND CONTINGENCIES (continued)
Labor subject to collective bargaining agreements
The majority of the Company's employees are subject to one of three collective bargaining agreements. Such agreements are ongoing in nature, and the Company's employees' participation level is consistent with that of the electric utility industry in the UK.
5.      SEGMENT REPORTING
The Company is primarily engaged in two electric industry segments; distribution, which involves the transmission of electricity across its network to its customers, and supply, which involves bulk purchase of electricity from the Pool for delivery to the distribution networks. Included in ''Other'' are insignificant operating subsidiaries of the Company as well as various corporate activities, and non-allocated corporate assets. Intersegment sales primarily represent sales from distribution to supply for use of the distribution networks. A summary of information about the Company's operations by segments follows (in millions):


                                        Year Ended March 31, 1997
                     Distribution    Supply  Other   Eliminations   Consolidated
                     (POUND)         (POUND) (POUND) (POUND)        (POUND)
Operating revenues    308             1,178   172    (327)           1,331
Operating income      127              (132)   10      47               52
Depreciation           30                 1    19       -               50
Total assets employed
 at period end        643               178   554       -            1,375
Capital expenditures   87                 8    31       -              126

                                        Year Ended March 31, 1996
                   Distribution     Supply  Other   Eliminations   Consolidated
                   (POUND)          (POUND) (POUND) (POUND)        (POUND)
Operating revenues  334              1,309   163    (375)           1,431
Operating income    164                 30    20       -              214
Depreciation         28                  1    13       -               42
Total assets
employed at
 period end         589                212   607       -            1,408
Capital expenditures 70                  8    13       -               91

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.      INCOME TAXES
The Company's income tax expense consists of the
following (in millions):
                                                  Year Ended March 31,
                                                  1997             1996
                                                 (POUND)          (POUND)
Current                                             37              91
Deferred                                           (24)             23
Total                                               13             114


The following is a reconciliation of the difference between the amount of income taxes computed by multiplying book income before income taxes by the statutory rate, and the amount of income taxes reported (in millions):

                                                 Year Ended March 31,
                                                  1997             1996
                                                (POUND)           (POUND)
Pre-tax income                                      39              507

Income taxes computed at statutory rate             13              167
National Grid transactions:
Gain on sale of PSB excluded from taxable income    (2)             (19)
Effect of difference between statutory rate (33%)
 and rate on dividends received (20%)                -              (21)
Permanent differences                                6              (11)
Other                                               (4)              (2)

Total income tax expense                             13             114

The tax effect of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases, which give rise to deferred tax assets and liabilities are as follows (in millions):

                                                      March 31, 1997
                                                          (POUND)
Deferred tax liabilities:
	Property related temporary differences	                     172
 Provision for uneconomic electricity and gas contracts	     (26)
 Other	                                                       (6)
 Net deferred tax liability	                                 140
 Portion included in current liabilities	                     (4)
 Long term deferred tax liability	                           136

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.      INCOME TAXES (continued)
The tax years since Fiscal Year 1993 are currently under review by the Inland Revenue in the UK. In the opinion of management, the final settlement of open years will not have a material effect on the financial position or results of operations.
7.      FINANCIAL INSTRUMENTS
The Company utilizes CFDs to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. Such contracts allow the Company to effectively convert the majority of its anticipated Pool purchases from market prices to fixed prices. CFDs are in place to hedge a portion of electricity purchases on approximately 30,662
GWh through the year 2009. Accordingly, the gains and losses on such contracts are deferred and recognized as electricity is purchased. Management's estimate of the fair value of CFDs outstanding at March 31, 1997 is a net liability of (POUND)22 million. This estimate is based on management's projections of future prices of electricity.
The net liability will be recovered through electricity costs passed through to franchise customers during Fiscal Year
1998.
The Company is exposed to losses in the event of non-performance by counterparties to its CFDs. To manage this credit risk, the Company selects counterparties based on their credit ratings, limits its exposure to any one counterparty under defined guidelines, and monitors the market position of the programs and its relative market position with each counterparty.
As part of its risk management policy, the Company enters into interest rate swap agreements under which counterparties have agreed to pay amounts to the Company equal to variable interest obligations in consideration of amounts payable by the Company equivalent to fixed rates of interest. If the counterparty to the interest rate swap was to default on contractual payments, the Company could be exposed to increased costs related to replacing the original agreement. At March 31, 1996, the Company was party to interest rate swap agreements with a notional value of (POUND)89 million which were at fixed interest rates varying between 6.64% and 10.98%. During Fiscal Year 1997, the Company terminated these agreements at a cost of (POUND)7 million.
The estimated fair value of the Company's financial instruments are as follows (in millions):

                                       March 31, 1997
                                Carrying Amount         Fair Value
                                 (POUND)                 (POUND)
Long-term debt                     424                     438

The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same maturities.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.      PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consisted of the following (in millions):

                                           March 31, 1997
                                             (POUND)
Distribution network                          1,163
Generation                                      132
Non-network land and buildings                   72
Other                                           154
Consumer contributions                         (256)

                                              1,265
Accumulated depreciation                       (500)
Property, plant and equipment, net              765



Arrangements have been put in place to entitle the British Government to a proportion of any property gain (above certain thresholds) accruing as a result of disposals, or events treated as disposals for these purposes, occurring after March 31, 1990 in relation to land in which the Company had an interest at that date (and, in certain circumstances, land in which the Company acquires an interest thereafter from other members of the electricity industry) and any buildings on that land. These arrangements will last until March 31, 2000.
A provision in respect of these property disposals is made only to the extent that it is probable that a liability will be incurred.
9.      SYSTEMS DEVELOPMENT COSTS
During the Fiscal Year 1997, a (POUND)50 million charge to earnings was recorded for costs incurred related to information systems development costs pertaining to the opening up of the competitive electricity market in 1998. It is management's opinion that, at this stage in the development of the future commercial and regulatory environment, it would not be prudent to capitalize these costs.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.     LONG-TERM DEBT
Long-term debt consisted of the following (in millions):
                                           March 31,1997
                                               (POUND)
8.625% Eurobonds, due 2005                     149
9.25% Eurobonds, due 2020                      197

European Investment Bank:
7.52% credit facility, due 1999-2002            15
6.55% credit facility, due 1997-2000            15
8.05% amortizing term loan, due 2009            48

Total                                          424
Less current maturities                         (5)
Long-term debt, net of current maturities      419



Long-term debt outstanding at March 31, 1997 is payable as follows (in millions):

For the Fiscal Years                         (POUND)
1998                                            5
1999                                            6
2000                                           11
2001                                           12
2002                                            7
Thereafter                                    383
Total                                         424

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.     SHORT-TERM DEBT
Short-term debt consisted of the following (in millions):

                                              March 31,1997
                                                 (POUND)
Commercial paper                                    81
Bank loans and overdrafts                            1
Total                                               82

Year-end weighted average interest rate            6.2%

At March 31, 1997 unused committed bank facilities were available to the Company in the amount of (POUND)250 million. Commitment fees of approximately 1/10 of 1% of the unused committed bank facilities are required to maintain the facilities which have expiration dates between 2000 and 2002. In addition, the Company has commercial paper programs (denominated in US dollars) which provide for the issuance of up to $550 million in commercial paper with short-term maturities (up to 364 days) issued at a discount to face value.

12.     DISTRIBUTION OF NATIONAL GRID INVESTMENT
At April 1, 1995, the Company's investment in the issued share capital of National Grid Group plc (''NGG''), formerly National Grid Holdings plc, was recorded at (POUND)72 million, the estimated fair value at privatization. During December 1995 the following transactions relating to the Company's NGG investment occurred:
a) Special dividends of (POUND)118 million (pre-tax) were paid by NGG to the Company and recognized in other income. The Company reinvested
(POUND)16 million of this dividend in additional NGG shares.
b) NGG became listed on the London Stock Exchange and therefore, the Company revalued its investment in NGG to its fair market value of (POUND)321 million.
c) The Company distributed, in kind, approximately 90% of its NGG shares to its shareholders and recognized a gain of (POUND)210 million within other income.
d) A (POUND)50 discount to each of the Company's residential customers was provided. The net effect of the customer discount in the amount of (POUND)85 million has been recorded as other expense during the year ended March 31, 1996.
In November 1995, NGG also distributed to the RECs its ownership shares in PSB Holdings Limited ("PSB") based on their respective ownership percentages of NGG. The PSB shares were revalued at their estimated market value of (POUND)56 million. In December 1995 this investment was sold and a gain on sale of (POUND)56 million was recognized. In the year to March 31, 1997 further consideration of (POUND)6 million was received.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.     DISTRIBUTION OF NATIONAL GRID INVESTMENT
(continued)

In order that holders of options in the Company's shares were not disadvantaged by the NGG transactions, the Company's Directors established a new employee share trust. The Company contributed (POUND)9 million to the trust which was used to purchase NGG shares from the Company. This contribution was recorded as a dividend. A corresponding gain of (POUND)5 million was recognized upon distribution of NGG shares from the trust to option holders during Fiscal Year 1996.

13.     EMPLOYEE OPTION AND SHARE PLANS
The Company operates various employee option and share plans. During Fiscal Year 1995, an Executive Long Term Share Incentive Scheme for certain eligible Executive Directors was introduced. Under the scheme amounts (as determined by the earnings per share and market value growth of YEG) were paid to a trust to be utilized to purchase Company shares. After the final determination of the amounts in the first cycle of 1998, the shares were to have been released to participants. Amounts transferred were expensed. 54,025 shares were held in trust at March 31, 1997.

On July 1, 1996 a trust related to the Company's Profit Sharing Scheme purchased 243,356 ordinary shares of the Company for (POUND)1,769,198 or (POUND)7.27 per share. 64 shares were allocated to each eligible employee. The net cost of acquiring the shares and maintaining the trust were borne by the Company.

In connection with the acquisition (note 14), all shares held in the above trusts were transferred to employees in accordance with the provisions of the schemes.

The Company had two option plans, the Executive Share Option Scheme and the Savings-Related Share Option Scheme. The Executive Share
Option Scheme provides for the granting of stock options to purchase ordinary shares to certain key executives of the Company at the discretion of the Remuneration Committee of the Company. The options vest three years from the date of grant and expire ten years after the date of grant. Options to purchase ordinary shares of the Company have been granted to employees under the Savings-Related Share Option Schemes adopted in 1996 and 1997. The options vest five years from date of grant and expire five and a half years after the date of grant.

The following table summarizes the transactions of the share option scheme for the two year period ended March 31, 1997:

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.     EMPLOYEE OPTION AND SHARE PLANS (continued)
                                                         Weighted
                                   Number of             Average
                                    Share                Exercise
                                                          Price
                                                         (POUND)
Unexercised options outstanding
 - March 31, 1995                  6,444,151              2.26
Granted                            1,650,259              5.58
Exercised                          5,536,659              1.99
Forfeited                            105,934              1.75

Unexercised options outstanding
 - March 31, 1996                  2,451,817              5.13
Granted                            1,059,218              5.97
Exercised                            576,226              4.05
Forfeited                            118,865              4.01
Expired                                  642              1.75
Unexercised options outstanding
 - March 31, 1997                  2,815,302              5.72
Exercisable options
 - March 31, 1997                    129,781              4.78
Exercisable options
 - March 31, 1996                    590,379              4.64

In connection with the acquisition, holders of any outstanding options were given the opportunity to exercise their options and sell their shares to Yorkshire Holdings plc at a price of (POUND)9.27 per share. If the holders of the options did not exercise their options, such options were cash canceled and the holders were paid (POUND)9.27 per share less the option's exercise price.

The Company accounts for its stock-based compensation schemes in accordance with Accounting Principles Board Opinion No. 25,
''Accounting for Stock Issued to Employees''. Compensation expense of (POUND)1 million was recognized in 1997 and 1996. Because of the change in control of the Company and the immaterial impact on net income of applying the fair value method, the disclosures required by Statement of Financial Accounting Standard No 123, ''Accounting for Stock-Based Compensation, '' have not been presented.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.     SUBSEQUENT EVENTS
On February 24, 1997 the Boards of American Electric
Power Company, Inc. ("AEP") and Public Service Company of Colorado ("PS Colorado") announced the terms of a cash offer for Yorkshire Electricity Group plc to be made by Yorkshire Holdings plc, a subsidiary of Yorkshire Power
Group Limited. The offer was declared wholly unconditional on April 1, 1997. On April 16, 1997 notices were issued by Yorkshire Holdings plc in accordance with section 429 of the Companies Act 1985 to acquire all those Yorkshire
Electricity Group plc shares outstanding at the end of the requisite notice period. Yorkshire Holdings plc completed its purchase of the shares of YEG during April and May 1997 through payment of cash consideration of (POUND)1.457 billion and the issuance of loan notes to former YEG shareholders in the amount of (POUND)22 million.

Windfall tax
On July 2, 1997 the British Government announced a
'windfall tax' to be applied at that date to companies privatized by flotation and regulated by relevant privatization statutes. A decrease in the UK statutory income tax rate from 33% to 31% was also included in the legislation. The
Company will record a charge to income of (POUND)134 million for the windfall tax and an income tax benefit as a result of the change in the UK statutory income tax rate of approximately (POUND)12 million during the quarter ending September 30, 1997. The windfall tax is not deductible for UK income tax purposes and is payable in two equal installments on or before December 1, 1997 and 1998.

Business restructuring
On December 4, 1997 a planned business restructuring was announced. The restructuring will result in the company's main divisions (electricity distribution and energy supply) becoming self sufficient businesses within the group structure. A separate ownership structure will be pursued for the generation business. As a result of the restructuring approximately 160 positions will no longer be required. The estimated cost of this restructuring is (POUND)10 million.

Ionica
Following a profits warning issued by Ionica Group plc (''Ionica'') in November 1997, the fair value of the Company's investment in Ionica decreased from (POUND)54 million at April 1, 1997 to (POUND)30 million at December 31, 1997. The reduction is not regarded by management as a permanent diminution in value.

15.     UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                          Quarterly Periods Ended 1996/97
(in (POUND) millions)             June 30  September 30  December 31  March 31
Operating revenues                 307        298           369         357
Operating income (loss)             46         49            25         (68)
Net income (loss)                   25         28            24         (51)

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME FOR
 THE YEAR ENDED MARCH 31, 1997

The following unaudited pro forma consolidated statement of income is based upon the consolidated statement of income for the year ended March 31, 1997 of Yorkshire Electricity Group plc (the "Predecessor Company") adjusted to reflect the items described in notes (1) through (4) below as if the indirect acquisition of the Predecessor Company (the "Acquisition") by Yorkshire
Power Group Limited (the "Successor Company") had occurred at April 1, 1996.

			                                                      (In Millions)
                              Predecessor                                    Pro Forma for
                               Period                                         the Year Ended
                              April 1, 1996            Adjustments            March 31, 1997
                              to March 31, 1997
                               (POUND)           (1)     (2)    (3)    (4)    (POUND) $(5)
Operating revenues . . . . .   1,331              -       -      -      -      1,331  2,231
Income from operations     .      52              -      (24)   (6)    84        106    178
Other income
	Gain on sale of associate .      15              -       -      -      -         15     25
Other     . . . . . . . . ..       5              -       -      -      -          5      8
	Total other income  . . . .      20              -       -      -      -         20     33
Interest expense       . . .     (55)           (74)      -      -      7       (122)  (205)
Interest income  . . . . . .      22              -       -      -      -         22     37
Net interest expense   . . .     (33)           (74)      -      -      7       (100)   168
Income before income taxes .      39            (74)     (24)   (6)    91         26     43
Provision for income taxes .     (13)            24       -      2    (30)       (17)   (28)
Net income  . . . . . . . .       26            (50)     (24)   (4)    61          9     15

(1) To reflect the interest expense recorded in connection with the Acquisition financed by (POUND)22 million loan notes issued by Yorkshire
Holdings plc (''Yorkshire Holdings'') and (POUND)1,034 million in short-term debt incurred by the Successor Company and share capitalization of (POUND)440 million. The loan notes issued by Yorkshire Holdings are redeemable at the option of the bond holder until 2000. An interest rate of 7% has been assumed for both types of debt. The impact of a 1/8% change in the assumed interest rate would affect net income by (POUND)1 million.

(2)     Amortization of goodwill recorded in connection with the Acquisition.

(3) Additional depreciation expense that would have been recorded in connection with the Acquisition.

(4) To remove the effect of recording the provision for uneconomic gas and electricity contracts ((POUND)78 million), loss on interest rate swap agreements ((POUND)7 million) and write-down of non-operational properties
((POUND)6 million). If the Acquisition had occurred on April 1, 1996, these items would have been accounted for as fair value adjustments at that date.

(5) Solely for convenience of the reader, UK pound sterling amounts have been translated into US dollars at the Noon Buying Rate on March 31, 1998 of
$1.6765.=(POUND)1. See Note 1 ''Summary of Significant Accounting Policies'' to
Yorkshire Group's consolidated financial statements for the year ended March
31, 1998 included elsewhere in this document .

During the pro forma Fiscal Year 1997, the Predecessor Company incurred expenses of (POUND)8.0 million relating to the Acquisition.


YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF
DIRECTORS
OF YORKSHIRE POWER GROUP LIMITED

We have audited the accompanying consolidated balance sheets of Yorkshire
Power Group Limited and its subsidiaries (the "Company") as of March 31,
1998 and April 1, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended March 31, 1998 (all expressed in pounds sterling). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yorkshire Power Group Limited and its subsidiaries as of March 31, 1998 and April 1, 1997, and the results of their operations and their cash flows for the Fiscal Year 1998 in conformity with generally accepted accounting principles.

Our audit also comprehended the translation of the pounds sterling amounts into US dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 1. The translation of the financial statement amounts into US dollars has been made solely for the convenience of readers in the United States of America.


Deloitte & Touche LLP
Columbus, Ohio
June 10, 1998

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED STATEMENT OF INCOME
 (In Millions, except shares and per share amounts)

                                                      Year Ended March 31,1998
                                                    (POUND)     $ (See Note 1)

OPERATING REVENUES                                   1,285      2,154
COST OF SALES                                          882      1,479
GROSS MARGIN                                           403        675
OPERATING EXPENSES
  Maintenance                                           64        107
  Depreciation and amortization                         78        131
  Selling, general and administrative                   90        150
  Restructuring charges                                 10         17

Income from operations                                 161        270

OTHER INCOME EXPENSE
Loss on investment in Ionica                           (41)       (69)
Other income, net                                        2          3
                                                       (39)       (66)

NET INTEREST EXPENSE
Interest expense                                      (121)      (203)
Interest income                                         15         25
Net interest expense                                  (106)      (178)
INCOME BEFORE INCOME TAXES                              16         26
PROVISION FOR INCOME TAXES                              (1)        (2)
INCOME BEFORE EXTRAORDINARY ITEM                        17         28
Extraordinary loss - UK windfall tax                  (134)      (225)
NET LOSS                                              (117)      (197)

The accompanying notes are an integral part of these consolidated financial statements.


YORKSHIRE POWER GROUP LIMITED AND
SUBSIDIARIES
(Successor Company)
CONSOLIDATED BALANCE SHEETS
 (In Millions, Except Shares and Per Share Amounts)

                                                                April 1,
ASSETS                                March 31, 1998              1997
                                      (POUND)     $             (POUND)
                                               (See Note 1)
FIXED ASSETS
Property, plant and equipment,
net of accumulated depreciation
of (POUND)53 ($89) and (POUND)0        992     1,663              908
Construction work in progress           68       114               31

Total fixed assets                   1,060     1,777              939

CURRENT ASSETS
	Cash and cash equivalents              35        59              221
	Investments                            41        69               29
	Accounts receivable, less provision for
  uncollectibles of (POUND)6 ($10)
  and (POUND)6                          62       104               90
 Unbilled revenue                       78       130               84
 Other                                  50        84               40

	Total current assets                  266       446              464

OTHER ASSETS
Goodwill, net of accumulated amortization
of (POUND)25 ($42) and (POUND)0        969     1,625              994
Investments, long-term                  73       121              133
Prepaid pension asset                   75       126               61
Other non-current assets                19        31                -

	Total other assets                  1,136     1,903            1,188

	Total assets                        2,462     4,126            2,591
The accompanying notes are an integral part of this consolidated balance sheet.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED BALANCE SHEETS
 (In Millions, Except Shares and Per Share Amounts)


SHAREHOLDERS' EQUITY AND LIABILITIES
                                   March 31, 1998            April 1, 1997
                                    (POUND)     $               (POUND)
                                            (See Note 1)
SHAREHOLDERS' EQUITY
  Share capital, (POUND)1 par
value common shares,
440,000,100 in 1998 and 436,000,100 in
1997, authorized, 440,000,002 in
1998 and 2 in 1997 issued
and outstanding                         440     738                 -
   Retained deficit                    (117)   (197)                -
  Total shareholders' equity            323     541                 -


LONG-TERM DEBT                        1,026   1,720                433

SHORT-TERM DEBT REFINANCED
JUNE 1998                               164     275                 -

OTHER NON-CURRENT LIABILITIES
  Deferred income taxes                 208     348                204
  Provision for uneconomic
    electricity and gas contracts        84     141                 78
  Other                                  15      26                 13

  Total other non-current liabilities   307     515                295

CURRENT LIABILITIES
  Current portion of long-term debt       5       8                  5
  Short-term debt                       319     534                 82
  Accounts payable                       82     137                 79
  Accrued liabilities and deferred
   income                                63     106                 69
  Income taxes payable                   40      67                 51
  Windfall tax payable                   67     112                  -
  Accrued liability to purchase
    Yorkshire Electricity Group plc       -       -              1,496
  Other current liabilities              66     111                 81

  Total current liabilities             642   1,075              1,863

Total liabilities                     2,139   3,585              2,591

COMMITMENTS AND CONTINGENCIES (NOTE 5)

Total shareholders' equity and
 liabilities                          2,462   4,126              2,591

The accompanying notes are an integral part of this consolidated balance sheet.


YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 1998
(In Millions, Except Shares and Per Share Amounts)

                                          Share Capital    Retained
                                          Shares   Amount   Deficit       Total
                                                   (POUND)  (POUND)      (POUND)
Balance, April 1, 1997                        2       -        -             -
Issuance of ordinary shares         440,000,000      440       -            440
Net loss                                     -        -     (117)          (117)
Balance, March 31, 1998             440,000,002      440    (117)           323

The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR YEAR ENDED MARCH 31, 1998
(In Millions)
                                                Year Ended March 31, 1998
                                                  (POUND)            $
Cash flows from operating activities:
Net loss                                           (117)             (197)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
    Depreciation                                     53                89
    Amortization                                     25                42
    Gain on sale of fixed assets                     (3)               (5)
    Loss on investment in Ionica                     41                69
    Deferred income taxes                             4                 6
Changes in assets and liabilities:
    Receivables and unbilled revenue                 34                57
    Prepaid pension asset                           (14)              (23)
    Provisions for uneconomic
      electricity and gas contracts                   6                10
    Accounts payable                                  3                 5
    Windfall tax payable                             67               112
Other current assets                                (10)              (17)
Other                                               (27)              (45)

Net cash provided by operating
activities                                           62               103

Cash flows from investing activities:

Capital expenditures                               (191)             (320)
Proceeds from sale of property,plant and equipment   20                34
Purchase of Yorkshire Electricity Group plc      (1,474)           (2,471)
Other                                                 6                10
Net cash used in investing activities            (1,639)           (2,747)
Cash flows from financing
activities:
Proceeds from issuance of long-term debt            593               994
Proceeds from issuance of common stock              440               738
Payments to terminate interest rate swap agreements (14)              (24)
Repayments of long-term debt                         (5)               (8)
Net change in short-term debt                       377               632

Net cash provided by financing activities         1,391             2,332

Decrease in cash and cash equivalents              (186)             (312)

Beginning of year cash and cash equivalents         221               371

End of year cash and cash equivalents                35                59

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR YEAR ENDED MARCH 31, 1998
(In Millions)

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

                                                 Year Ended March 31, 1998
                                                  (POUND)             $

Cash paid for interest                              132               221
Cash paid for income taxes                           77               129

Supplemental schedule of non-cash investing and financing activities
The Company issued (POUND)22 million ($37 million) of loan notes during the year to former shareholders of Yorkshire Electricity Group plc (''YEG'')
(see notes 12 & 13).

The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
Yorkshire Power Group Limited ("YPG" or the "Company") is a joint venture formed by subsidiaries of American
Electric Power Company, Inc. and Public Service Company of Colorado for the purpose of acquiring the entire issued share capital of Yorkshire Electricty Group plc ("YEG"). The acquisition of YEG was made effective as of April 1, 1997 by Yorkshire Holdings plc, a wholly-owned subsidiary of YPG.
YEG is one of the twelve regional electricity companies
("RECs") in England and Wales licensed to supply, distribute, and to a limited extent, generate electricity. The
RECs were created as a result of the privatization of the UK electricity industry in 1990 after the state owned low voltage distribution networks were allocated to the then existing twelve regional boards. YEG's main business, the distribution and supply of electricity to customers in its franchise area (the ''Franchise Area''), is regulated under the terms of YEG's Public Electricity Supply License (''PES
License'') by the Office of Electricity Regulation (''OFFER'').
YEG operates primarily in its Franchise Area in Northern
England.  YEG's Franchise Area covers approximately
10,000 square kilometers, encompassing parts of the counties of West Yorkshire, Humberside, South Yorkshire,
Derbyshire, Nottinghamshire, Lincolnshire and Lancashire.
The Franchise Area has a resident population of approximately 4.4 million.
The Company purchases power primarily from the wholesale trading market for electricity in England and Wales (the
''Pool''). The Pool monitors supply and demand between generators and suppliers, sets prices for generation and provides for centralized settlement of accounts due between generators and suppliers.
Basis of presentation
On February 24, 1997, the joint venture partners of the Company announced the terms of a cash tender offer for Yorkshire Electricity Group plc to be made by Yorkshire
Holdings plc, a subsidiary of the Company. The offer was declared wholly unconditional on April 1, 1997. On April 16,
1997 notices were issued by Yorkshire Holdings plc in accordance with section 429 of the Companies Act 1985 to acquire all YEG shares outstanding at the end of the requisite notice period.
The acquisition was accounted for using the purchase method of accounting in accordance with Accounting
Principles Board Opinion No. 16, ''Accounting for Business
Combinations'' (''APB 16''). The purchase price of YEG has been allocated to the underlying assets and liabilities based on estimated fair values at the acquisition date (April 1, 1997).
The Company is not subject to rate regulation but rather, is subject to price cap regulation and, therefore, the provisions of Statement of Financial Accounting Standards No. 71,
''Accounting for the Effects of Certain Types of Regulation''
(''SFAS 71'') do not apply.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)
The consolidated financial statements of the Company are presented in pounds sterling ((POUND)) and in conformity with accounting principles generally accepted in the United States of America.
The consolidated balance sheet, income statement, statement of cashflows and certain information in the notes to the consolidated financial statements are presented in pounds sterling ((POUND)) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of (POUND)1= $1.6765, the Noon
Buying Rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal
Reserve Bank of New York on March 31, 1998. This presentation has not been translated in accordance with Statement of Financial Accounting Standards No. 52,
''Foreign Currency Translation.'' No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.
The following table sets out, for the periods indicated, certain information concerning the exchange rates between UK pounds sterling and US dollars based on the Noon Buying Rates:


   Fiscal Year                     Period End  Average(1)   High   Low
                                  	($ per (POUND)1.00)

	1994 . . . . . . .                  1.49        1.50       1.59   1.46
	1995 . . . . . . .                  1.62        1.56       1.65   1.49
	1996 . . . . . . .                  1.53        1.56       1.62   1.50
	1997 . . . . . . .                  1.65        1.60       1.71   1.50
	1998 . . . . . . .                  1.68        1.65       1.70   1.58

 (1) The average of the Noon Buying Rates in effect on the last business day of each month during the relevant period.
On June 10,  1998, the Noon Buying Rate was $1.6277 = (POUND)1.

Principles of consolidation
The consolidated balance sheet includes the accounts of the Company and its wholly-owned and majority-owned subsidiaries and has been prepared from records maintained by the Company in the UK. Significant intercompany items are eliminated in consolidation.

Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)
Unbilled revenue
The Company records revenue net of value added tax
("VAT") and accrues revenues for service provided but unbilled at the end of each reporting period.

Recovery of regulated income
Charges for distribution and supply of electricity are subject to a price control formula set out in the Company's
PES license which allows a maximum charge per unit of electricity. Differences in the charges, or in the purchase cost of electricity, can result in the under or overrecovery of revenues in a particular period.
Where there is an overrecovery of supply or distribution business revenues against the regulated maximum allowable amount, revenues are deferred in an amount equivalent to the overrecorded amount and included in other current liabilities.

Financial instruments
YEG enters into contracts for differences (''CFDs'') primarily to hedge its supply business against the price risk of electricity purchases from the Pool. Use of these CFDs is carried out within the framework of YEG's purchasing strategy and hedging guidelines. CFDs are accounted for as hedges and consequently, gains and losses are deferred and recognized over the same period as the item hedged. YEG recognizes gains (losses) on CFDs when settlement is made, which is generally monthly. Gains (losses) on CFDs are recognized as a decrease (increase) to cost of sales based upon the difference between fixed prices in the CFD compared to variable prices paid to the Pool for the period.
Gains (losses) based upon the difference between fixed prices in the CFD compared to variable prices paid to the Pool for future electricity purchases are not recognized until the period of such settlements.
The Company enters into interest rate and cross currency swaps as a part of its overall risk management strategy and does not hold or issue material amounts of derivative financial instruments for trading purposes. The Company accounts for these derivative financial instruments in accordance with Statements of Financial Accounting
Standards No. 80, ''Accounting for Futures Contracts'' and various Emerging Issues Task Force pronouncements. If the interest rate and cross currency swaps were to be sold or terminated, any gain or loss would be deferred and amortized over the remaining life of the debt instrument being hedged by the swaps. If the debt instrument being hedged by the swaps were to be extinguished, any gain or loss attributable to the swap would be recognized in the period of the transaction.

(PAGE)
YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Property, plant and equipment
Property, plant and equipment is recorded at fair market value as adjusted at the acquisition date in accordance with APB 16. Items capitalized subsequent to the acquisition are recorded at original cost, which includes materials, labor and appropriate overhead costs, and the estimated cost of borrowed funds used during construction.
During the year the Group changed its estimates in respect of identifying the element of costs to be capitalized within the distribution network. This change in estimate increased the amount capitalized by (POUND)15m.
The Company's policy is to record depreciation on a straight-line basis, except for distribution network assets which are charged at 3% for 20 years and 2% for the remaining 20 years. Assets are depreciated using the following estimated useful lives:

                                             Years


Distribution network                           40
Generation                                     20
Buildings                                Up to 60
Fixtures and equipment                   Up to 10
Vehicles and mobile plant                Up to 10

Goodwill

The Company's policy is to amortize costs in excess of fair value of net assets of the business acquired using the straight-line method over a period of 40 years.
Recoverability (evaluated on the basis of undiscounted operating cash flow analysis) is reviewed annually commencing March 31, 1999 or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value, in accordance with the provisions of Statement of Financial Accounting Standards No. 121,
''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Goodwill shown in the accompanying consolidated balance sheet relates to the acquisition of YEG (Note 14).

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued)
Investments
The Company accounts for investments in debt and equity securities in accordance with Statement of Financial
Accounting Standards No. 115, "Investments in Certain
Debt and Equity Securities'' (''SFAS 115''). The Company's investments are classified as available-for-sale under SFAS
115. Securities whose fair market values are readily determinable are reported at fair value. Securities whose fair market values are not readily determinable are recorded at the lower of cost or net realizable value.
Income taxes
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,
''Accounting for Income Taxes''. This standard requires that deferred income taxes be recorded for temporary differences between the financial statement basis and the tax basis of assets and liabilities and loss carryforwards and that deferred tax balances be based on enacted tax laws at rates that are expected to be in effect when the temporary differences reverse.

2.      EXTRAORDINARY LOSS
In July 1997, the British Government announced a
''windfall tax'' to be applied at that date to companies privatized by flotation and regulated by relevant privatization statutes. The Company recorded an extraordinary loss of (POUND)134 million ($225 million) for this tax. The windfall tax is not deductible for UK corporation tax purposes. Half of the tax was paid on December 1, 1997 with the final installment due on or before December 1, 1998.
3.      RETIREMENT BENEFITS
Pension plans
The Company operates two plans, one based on defined contributions and a second based on defined benefits.
Defined contribution
The defined contribution plan was established on December
1, 1991. From April 1, 1995 new employees are only eligible to join this plan. The assets of the defined contribution plan are held and administered by an independent trustee. The cost recognized for this plan for the Fiscal Year 1998 was less than (POUND)1 million.

YORKSHIRE POWER GROUP LIMITED AND
SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL
STATEMENTS

3.      RETIREMENT BENEFITS (continued)
Defined benefit
The Company participates in the Electricity Supply Pension
Scheme, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the UK.
The Company uses the projected unit credit actuarial method for accounting purposes. Amounts funded to the pension are primarily invested in equity and fixed income securities.
The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheet (in millions):

                                        March 31, 1998   April 1, 1997
                                        (POUND)   $         (POUND)
Actuarial present value of
benefit obligation:

Accumulated benefit obligation:
Vested benefits                           690      1,157     590
Non-vested benefits                        25         42      35

                                          715      1,199     625

Fair value of plan assets                 855      1,433     725
Projected benefit obligation for
service rendered to date                 (740)    (1,240)   (664)

Assets in excess of projected
benefit obligation                        115       193       61
Other unrecognized net gain               (40)      (67)       -
Prepaid pension asset                      75       126       61



The weighted average rates assumed in the actuarial calculations as of the following dates were:

                                    March 31, 1998 April 1, 1997
                                              %          %
Discount rate                               6.0        8.0
Annual salary rate increase                 5.25       6.0
Long-term rate of return on plan assets     8.75       9.0


YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.      RETIREMENT BENEFITS (continued)
	The components of the plan's net periodic pension cost during the period is shown below (in millions):

                                                 Year Ended March 31, 1998
                                                   (POUND)           $

Service cost (benefits earned during the period)      9             15
Interest cost on projected benefit obligation        50             84
Actual return on plan assets                       (150)          (252)
Net amortization and deferra                        l84            141

Net periodic pension credit                          (7)           (12)



4.      REGULATORY MATTERS
The distribution business of the Company is regulated under its PES license, pursuant to which revenue of the distribution business is controlled by the Distribution Price Control
Formula ("DPCF"). The DPCF determines the maximum average price per unit of electricity (expressed in pence per kilowatt hour) that YEG can charge. The DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Director General of Electricity Supply (the "Regulator"). At each review, the
Regulator can adjust the value of certain elements in the DPCF. YEG's allowed distribution revenues were reduced by a 14% below inflation reduction and a 13% below inflation reduction on April 1, 1995 and 1996, respectively, following a review by the Regulator. On April 1, 1997 and April 1, 1998, YEG's allowed distribution revenues were decreased by an additional 3% below inflation reduction, and there will be a further 3% below inflation reduction on April
1, 1999.
The Company's supply business is also regulated by the Regulator. Until March 31, 1998 prices were established based upon the Supply Price Control Formula which was similar to the DPCF. New Price controls took effect from April 1,1998. These new controls apply to the supply to all residential and small business customers within the Yorkshire Franchise Area whose annual consumption is under 12,000 kWh. They will apply until an adequate level of competition is established and at least until March 31, 2000. The new controls (when taken together with the reduction in the Fossil Fuel Levy which became effective on April 1, 1998) have resulted in the implementation of small reductions effective April 1, 1998 in the tariffs for the Company's residential and small business customers compared to the corresponding tariffs in effect at August
1997. These new controls also require an additional 3% below inflation reduction effective April 1, 1999 and they have discontinued the automatic pass-through of costs to residential and small business customers, consisting primarily of purchased power costs. The Fossil Fuel Levy is a levy instituted to reimburse generators and RECs for the extra costs involved in obtaining a specified portion of generation from non-fossil fuel plants.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.      REGULATORY MATTERS (continued)
Within the Franchise Area, the Company has an exclusive right to supply electricity to Franchise Supply Customers.
This exclusive right will continue until September 1998 when the supply market for these customers is currently scheduled to become competitive over a six month phase-in period. To facilitate competition the distribution business has incurred significant additional costs to develop "data management service" systems. The Regulator has made proposals, which the Company has accepted, whereby (POUND)23 million of these costs shall be recovered over a 5 year period ending March 31, 2003.
The supply of  electricity to Non-Franchise Supply
Customers is currently open to competition and YEG is able to competitively bid or negotiate to supply electricity to such customers.
5.      COMMITMENTS AND CONTINGENCIES
Electricity and gas purchase agreements
The Company and its subsidiaries have entered into contracts for purchases of electricity and gas for a period of up to 2009.
At March 31, 1998 and April 1, 1997, respectively, provisions of (POUND)84 million ($141 million) and (POUND)78 million have been made for the estimated net present value of expected future payments in excess of anticipated recoverable amounts, reflecting management's current expectations of market prices for electricity following the opening of the competitive market to Franchise Supply
Customers and future gas prices.
The Company has additional contracts with unaffiliated parties relating to the purchase of gas which expire by October 2005, the terms of which are immaterial with respect to quantity and price, both annually and in the aggregate.
Legal proceedings
The Company is a party to legal proceedings arising in the ordinary course of business which are not material, either individually or in the aggregate, nor is it currently aware of any threatened material legal proceedings.
Operating leases
The Company has commitments under operating leases with various terms and expiration dates. At March 31, 1998 estimated minimum rental commitments for noncancelable operating leases were (POUND)3 million ($5 million) for the fiscal year ending March 31, 1999. Rental expenses incurred for operating leases in the Fiscal Year 1998 were (POUND)3 million ($5 million).

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.      COMMITMENTS AND CONTINGENCIES (continued)
Labor subject to Collective Bargaining Agreements
A majority of the Company's employees are subject to one of three collective bargaining agreements. Such agreements are ongoing in nature, and the Company's employees participation level is consistent with that of the electric utility industry in the UK.
6.      SEGMENT REPORTING
The Company is primarily engaged in two electric industry segments; distribution, which involves the transmission of electricity across its network to its customers, and supply, which involves bulk purchase of electricity from the Pool for delivery to the distribution networks. Included in ''Other'' are insignificant operating subsidiaries of the Company as well as various corporate activities, and non-allocated corporate assets. Intersegment sales primarily represent sales from distribution to supply for use of the distribution networks. A summary of information about the Company's operations by segments follows (in millions):

                              Year Ended March 31, 1998
                  Distribution   Supply         Other        Eliminations     Consolidated
                    (POUND)  $    (POUND) $     (POUND)  $   (POUND)  $       (POUND)   $
Operating revenues     305      511  1,118   1,874 203      340 (341)    (571)   1,285      2,154
Operating income       115      193     25      42  24       40   (3)      (5)     161        270
Depreciation and
 amortization           63      106      2       3  13       22    -        -       78        131
Total assets employed
 at period end   	   1,903    3,190    157     263 402      673    -        -    2,462      4,126
Capital expenditures   121      203      9      15  61      102    -        -      191        320

The Company's assets in the individual segments as of April 1, 1997 are as follows (in millions):

                                                         (POUND)
Distribution                                             	1,802
Supply	                                                     187
Other	                                                      602

Total                                                    	2,591

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.      LOSS ON INVESTMENT IN IONICA
Yorkshire Group's investment in Ionica was initially included in its consolidated balance sheet at its fair value at acquisition on April 1, 1997 of (POUND)54 million plus a subsequent additional investment of (POUND)1 million.
Management have written down the book value of the investment to their estimate of fair value by charging an unrealized loss of (POUND)41 million ($69 million) to the income statement during the year. The reduction in fair value of the investment was recognized by management as '' other than temporary '' following announcement by Ionica on May 22, 1998 that Ionica had been unsuccessful in negotiating release of credit lines from existing providers of bank finance and had been advised to obtain further equity investment prior to seeking further bank funding. Management expects to take an additional charge of (POUND)6 million ($10 million) before taxes in the first quarter of Fiscal Year 1999.

8.      INCOME TAXES
The Company's income tax expense consists of the following (in millions):

                                      Year Ended March 31,1998
                                        (POUND)           $
Current                                   (5)            (8)
Deferred                                   4              6

Total                                     (1)            (2)

The following is a reconciliation of the difference between the amount of income taxes computed by multiplying book income before income taxes by the statutory rate, and the amount of income taxes reported (in millions):

                                       Year Ended March 31, 1998
                                           (POUND)          $

Income before taxes and extraordinary loss     16           26


Income taxes computed at statutory rate (31%)   5            8
Effect of change in tax rate on
   deferred taxes                             (12)         (20)
Permanent differences                          10           17
Other                                          (4)          (7)
Total income tax                               (1)          (2)


YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8.      INCOME TAXES (continued)
The tax effect of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheet and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows (in millions):

                                        March 31, 1998            April 1, 1997
                                        (POUND)     $             (POUND)
Deferred tax liabilities:

	Property related temporary differences	  230	      386	             217
	Pension	                                  22       	37              	20
	Provision for electricity and
   gas contracts                         	(26)     	(44)            	(26)
	Other	                                   (18)     	(31)             	(3)

Net deferred tax liability	               208      	348             	208
Portion included in current liabilities    	-        	-              	(4)

Long-term deferred tax liability	         208      	348             	204

The tax years since 1993 are currently under review by the Inland Revenue in the UK. In the opinion of management, the settlement of open years will not have a material adverse effect on results of operations, financial position or cash flows of the Company.

9.      FINANCIAL INSTRUMENTS

YEG utilizes CFDs to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. Such contracts allow YEG to effectively convert the majority of its anticipated Pool purchases from market prices to fixed prices. CFDs are in place to hedge a portion of electricity purchases on approximately 20,010 GWh through the year
2009. Accordingly, the gains and losses on such contracts are deferred and recognized as electricity is purchased.
Management's estimate of the fair value of CFDs outstanding at March 31, 1998 and April 1, 1997 is a net liability of (POUND)6 million ($10 million) and (POUND)22 million, respectively. This estimate is based on management's projections of future prices of electricity. The net liability will be recovered from franchise customers during Fiscal
Year 1999.
The Company is exposed to losses in the event of non-performance by counterparties to its CFDs. To manage this credit risk, the Company selects counterparties based on their credit ratings, limits its exposure to any one counterparty under defined guidelines, and monitors the market position of the programs and its relative market position with each counterparty.
As part of its risk management policy, the Company enters into interest rate swap agreements under which counterparties have agreed to pay amounts to the Company equal to variable interest obligations in consideration of amounts payable by the Company equivalent to fixed rates of interest. If the counterparty to the interest rate swap was to default on contractual payments, the Company could be exposed to increased costs related to replacing the original agreement. At March 31, 1998, the Company was party to interest rate swap agreements with a notional value of (POUND)150

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.      FINANCIAL INSTRUMENTS (continued)

million which were at fixed interest rates varying between 7.275% and 7.335%. At April 1, 1997 the Company was not party to any interest rate swaps.
In February 1998, the Company issued $350 million aggregate principal amount of 6.154% Senior Notes due
2003 and $300 million aggregate principal amount of 6.496% Senior Notes due 2008. Upon issuance of these notes, to hedge the currency exposure related to having sterling cash flows and dollar interest payments, cross currency swaps were taken out, maturing in 2003 and 2008.
At March 31, 1998 the Company was party to cross currency swap agreements with a notional value of (POUND)400 million. At April 1, 1997 the Company was not party to any cross currency swaps.
The estimated fair value of the Company's financial instruments are as follows (in millions):

                     March 31, 1998              April 1, 1997

                 Carrying  Amount  Fair      Value   Carrying Amount  Fair Value

                 (POUND)    $      (POUND)    $       (POUND)     (POUND)

Long-term debt   (1,031)   (1,728) (1,074)    (1,801)  (438)       (438)
Cross currency
 swap agreements     -         -      (38)       (64)    -           -
Interest rate
 swap agreements     -         -      (11)       (18)    -           -

The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The fair values of interest rate and cross currency swap agreements are estimated by obtaining quotes from brokers.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in millions):


                                     March 31, 1998         April 1, 1997

                                     (POUND)    $            (POUND)
Distribution network                 	1,009    	1,691	         882
Generation	                             115      	193         	112
Non-network land and buildings	          38       	64          	57
Other	                                  112      	188          	57
Consumer contributions	                (229)    	(384)       	(200)

	                                     1,045    	1,752         	908
Accumulated depreciation               	(53)     	(89)          	-
Property, plant and equipment, net	     992	    1,663         	908

Arrangements have been put in place to entitle the British
Government to a proportion of any property gain (above certain thresholds) accruing as a result of disposals, or events treated as disposals for these purposes, occurring after March
31, 1990 in relation to land in which the Company had an interest at that date (and, in certain circumstances, land in which the Company acquires an interest thereafter from other members of the electricity industry) and any buildings on that land. These arrangements will last until March 31, 2000.

11.     LONG-TERM DEBT
Long-term debt  consisted of the following (in millions):


                                      March 31, 1998              April 1, 1997
                                      (POUND)      $                 (POUND)
7.25% Guaranteed Eurobonds, due 2028	   197	       330                 	-
8.625% Eurobonds, due 2005	             152       	255                	152
9.25% Eurobonds, due 2020	              208       	349                	208
6.154% Senior Notes, due 2003	          215       	360                 	-
6.496% Senior Notes, due 2008	          185       	310                 	-

European Investment Bank:
 7.52% credit facility, due 1999-2002   	15        	25                 	15
 6.55% credit facility, due 1997-2000   	13	        22                  15
 8.05% amortizing term loan, due 2009   	46        	77                 	48

Total	                                1,031     	1,728	                438
Less current maturities	                 (5)       	(8)                	(5)

Long-term debt , net of
current maturities	                   1,026     	1,720                	433

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.     LONG-TERM DEBT (continued)

Long-term debt outstanding at March 31, 1998 is payable as
follows (in millions):
                                 (POUND)        $
For the Fiscal Years
1999	                               5          	8
2000	                              11         	18
2001	                              12         	20
2002                               	7         	12
2003	                             223        	374
Thereafter	                       773      	1,296

Total	                          1,031      	1,728

12.     SHORT-TERM DEBT REFINANCED JUNE 1998

Yorkshire Capital Trust I, (the "Trust"), is a statutory business trust created for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of Junior Subordinated Deferrable Interest Debentures,
Series A due 2038 issued by Yorkshire Power Finance
Limited (YPF), a subsidiary of YPG.  On June 9, 1998 the
Trust issued 11,000,000 8.08% Trust Securities at the liquidation amount of $25 per Trust Security. The Trust invested the $275 million proceeds in an equivalent amount of 8.08% Junior Subordinated Deferrable Interest
Debentures, Series A due 2038 of YPF. YPF in turn loaned the net proceeds to YPG. Substantially all of the Trust's assets will consist of the Junior Subordinated Deferrable
Interest Debentures. YPG considers that the mechanisms and obligations relating to the Trust Securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the Trust's payment obligations with respect to the Trust Securities.

The issue raised net proceeds of (POUND)162 million which will be used for the repayment of short term debt.

13.     SHORT-TERM DEBT

Short-term debt consisted of the following (in millions):

                          March 31, 1998                 April 1, 1997
                            (POUND)     $                   (POUND)
Commercial paper	              -	       -	                     81
Term loan and revolving
credit facility	              303     	508                     	1
Loan notes	                    16	      26                     	-

	 Total	                      319     	534                    	82

At March 31, 1998 and April 1, 1997 the weighted average interest rate was 7.9% and 6.2%, respectively.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.     SHORT-TERM DEBT (continued)
The term loan and revolving credit facility agreement is a (POUND)1.085 billion ($1.819 billion) credit facility. This credit facility consists of two parts which are Facility A (term loan facility) for (POUND)1.035 billion ($1.735 billion) and Facility B
(revolving credit facility) for (POUND)50 million ($84 million), both repayable on July 30, 1998. The interest rates on the facilities are based on LIBOR plus a margin which ranges from 0.125% to 0.5% dependent on the time elapsed since the Facility became available, plus a defined margin which is based on a bank cost of funds. The Facilities contain certain restrictive covenants which include a maximum consolidated net debt to capitalization ratio and minimum earnings to interest ratio.
The acquisition of YEG was financed in part by the issuance of (POUND)22 million ($37 million) of loan notes to former YEG shareholders. These notes are redeemable at the option of the holder, on March 31, 1998 and thereafter on each March 31 prior to March 31, 2002. (POUND)6 million of notes were redeemed at March 31, 1998. Any loan notes outstanding at March 31,
2002 shall be repaid in full at that date. The interest rate on the notes is 1% below the rate at which National
Westminster Bank plc is offering six month sterling deposits of (POUND)5 million in the London inter-bank market. At March 31, 1998, the interest rate was 6.6%.
At March 31, 1998 and April 1, 1997 unused committed bank facilities were available to the Company in the amount of (POUND)275 million ($461 million) and (POUND)250 million ($419 million), respectively. Commitment fees of approximately
1/10 of 1% of the unused committed bank facilities are required to maintain the facilities which have expiration dates between 2000 and 2002. In addition, the Company has commercial paper programs (denominated in US dollars) which provide for the issuance of up to $550 million in commercial paper with short-term maturities (up to 364 days) issued at a discount to face value.

14.     ACQUISITION

On February 24, 1997 the joint venture partners of the Company announced the terms of a cash offer for YEG to be made by Yorkshire Holdings plc, a subsidiary of the Company. The offer was declared wholly unconditional on April 1, 1997. On April 16, 1997 notices were issued by
Yorkshire Holdings plc in accordance with section 429 of the Companies Act 1985 to acquire all those YEG shares outstanding at the end of the requisite notice period.
Yorkshire Holdings plc completed its purchase of the shares of YEG during April and May 1997 through payment of cash consideration of (POUND)1.457 billion ($2.442 billion) and the issuance of loan notes to former YEG shareholders in the amount of (POUND)22 million ($37 million).
The acquisition was financed by cash contributions of (POUND)220 million ($369 million) from each of the joint venture partners, against which shares in the Company were subsequently allotted, and short term borrowings.
The purchase price of YEG has been allocated to the underlying assets and liabilities based on fair values at the acquisition date. The acquisition cost exceeded the fair

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.     ACQUISITION (continued)

market value of net assets acquired, including (POUND)17 million
($29 million) of acquisition related costs, by (POUND)994 million
($1.666 billion) and is considered goodwill.
The net purchase price of (POUND)1.496 billion ($2.508 billion) was allocated as follows at April 1, 1997 (in millions):

                                          (POUND)              $
Property, plant and equipment               939                1,574
Prepaid pension asset                        61                  102
Current assets                              464                  778
Investments                                 133                  223
Goodwill                                    994                1,666
Current liabilities                        (367)                (615)
Other liabilities                          (728)              (1,220)

Purchase price                            1,496                2,508


The unaudited pro forma consolidated historical result is based upon the consolidated statements of income of YEG, as if YEG had been acquired at the beginning of Fiscal Year
1997, and estimated to be (in millions):

                                                 Year ended
                                               March 31, 1997
                                            Actual      Pro forma
                                            (POUND)      (POUND)
Operating revenues                          1,331         1,331
Net income                                     26            15

The pro forma results include amortization of goodwill, additional depreciation expense and interest expense on debt issued to finance the company, as well as the reversal of certain provisions made by YEG which would have been accounted for as fair value adjustments at the date of acquisition. The pro forma result is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the fiscal year, nor is it necessarily indicative of future consolidated results.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.     EMPLOYEE OPTION AND SHARE PLANS
Prior to the acquisition of YEG by the Company, employees of YEG were eligible to participate in the 1997 and 1996 Savings-Related Share
Option Schemes, Executive Share Option Scheme, Profit Sharing
Scheme and/or the Long Term Incentive Scheme. In connection with the acquisition, employees were given the opportunity to exercise their options granted under the Savings-Related Share Option Schemes and the Executive Share Option Scheme and sell their shares to Yorkshire
Holdings plc at a price of (POUND)9.27 ($15.54) per share. If the holders of the options did not exercise their options, such options were cash canceled, that is the holders were paid (POUND)9.27 ($15.54) per share less the option's exercise price. There were 2,815,302 options outstanding, at April 1, 1997. During the year ended March 31, 1998, 2,675,674 options were cash canceled and 139,628 options were exercised. At March 31, 1998 there are no outstanding options.

Prior to April 1, 1997, the following shares of YEG's stock were held in trust on behalf of employees:

                                  Shares
Profit Sharing Scheme             236,525
Long Term Incentive Scheme         54,025

In connection with the acquisition, all shares of YEG issued under the Long Term Incentive Scheme, as well as the National Grid Group plc shares held in trust for the benefit of certain option holders, were transferred to employees in accordance with vesting rights as previously established and the related schemes and trusts were terminated.

16.     UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                        Quarterly Periods Ended 1997/98
(in (POUND) millions)          June 30    September 30    December 31   March 31

Operating revenues               268        295              347          375
Operating income                  32         44               47           38
Net income (loss) before
 extraordinary item                5         21               16          (25)
Net income (loss)                  5       (113)              16          (25)

The quarter ended September 30, 1997 includes an extraordinary loss of (POUND)134 million for windfall tax. The quarter ended March 31, 1998 includes an unrealized loss following the reduction in fair value of Yorkshire Group's investment in Ionica Group plc of (POUND)41 million.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

Management of Yorkshire Group

	The following table sets forth certain information with respect to the executive officers and directors of Yorkshire Group as of March 31, 1998:

        Name                Age         Position
 Dr. E. Linn Draper, Jr.     56          Chairman and Director
	Donald M. Clements, Jr.     48          Director
 Armando A. Pena             53          Chief Financial Officer and Director
	Wayne H. Brunetti           55          Director
	Richard C. Kelly            51          Director
	Teresa S. Madden            42          Director

	Dr. E. Linn Draper, Jr.   Has been a Director and Chairman of Yorkshire
Group since February 1997. Since April 1993 has been Chairman of the Board of Directors of AEP and all of its major subsidiaries. In March 1992, appointed
President of AEP and President and Chief Operating Officer of American
Electric Power Service Corporation. Serves as a Director of BCP Management,
Inc. and CellNet Data Systems, Inc.

	Donald M. Clements, Jr.   Has been a Director of Yorkshire Group since
February 1997. Since October 1995, has been President of AEP Resources, Inc.
Joined American Electric Power Service Corporation in September 1994 as
Senior Vice President and became Executive Vice President in December 1996.
From 1978 to 1994, was employed with Gulf States Utilities Company.

	Armando A. Pena.    Since February 1997, has been a Director, and, since
July 1997, has been Chief Financial Officer of Yorkshire Group. Since January
1998, has been Chief Financial Officer, and, since March 1996, Senior Vice
President and Treasurer of American Electric Power Service Corporation. Since
November 1995, has been Treasurer of AEP and all of AEP's major subsidiaries.
From 1989 to March 1996, was Vice President-Finance of American Electric
Power Service Corporation.

	Wayne H. Brunetti.   Has been a Director of Yorkshire Group since
February 1997. Since August 1997, has been President and Chief Operating
Officer of NCE. Since January 1996, has been the President and Chief Executive
Officer of Public Service Company of Colorado. Joined Public Service
Company of Colorado in July 1994 as President and Chief Operating Officer.
From 1991 to July 1994, was President and Chief Executive Officer of
Management Systems International, a management consulting firm. Serves as a
Director of e prime, YGSC and Natural Fuels.

	Richard C. Kelly.   Has been a Director of Yorkshire Group since February
1997. Since August 1997, has been Executive Vice President, Finance and
Support Services and Chief Financial Officer of NCE. From 1990 to August
1997, was Chief Financial Officer of Public Service Company of Colorado.

	Teresa S. Madden.   Has been a Director of Yorkshire Group since
February 1997. Since September 1997, has been Controller and Secretary of
NCE. From 1990 to August 1997, was Director of Corporate Accounting and
Assistant Secretary of Public Service Company of Colorado.

Management of Yorkshire Finance

	The following table sets forth certain information with respect to the Board of Directors of Yorkshire Finance as of March 31, 1998:

        	Name                Age    Position
	Graham J. Hall..............54     Director
	Roger Dickinson............ 51     Director
	Andrew G. Donnelly.....     42     Director

	Graham J. Hall.   Has been a Director of Yorkshire Finance since August
1997. Since January 1998, has been the Chief Executive of Yorkshire. From
April 1997 to December 1997, was the Group Operations Director of Yorkshire.
From 1990 through 1997, was the Group Executive Director, Distribution of
Yorkshire.

	Roger Dickinson.   Has been a Director of Yorkshire Finance since August
1997. Since 1989, has been Group Company Secretary and Solicitor of
Yorkshire.

	Andrew G. Donnelly.   Has been a Director of Yorkshire Finance since
December 1997. Since January 1998, has been Finance Director of Yorkshire.
From January 1996 through December 1997, was Group Financial Controller of
Yorkshire. From 1993 to 1996, was Financial Controller, System Division of
Yorkshire.



Item 11.       EXECUTIVE COMPENSATION

Management Compensation of Yorkshire Group

	The officers and directors of Yorkshire Group listed above (each an "AEP/NCE Officer or Director", as applicable) receive no cash or non-cash compensation as a result of their services performed for Yorkshire Group. The salaries of all AEP/NCE Officers and Directors are paid by either AEP or NCE, as applicable, solely for the services performed by them for either AEP or NCE, as applicable.

Management Compensation of Yorkshire Finance

	The directors of Yorkshire Finance listed above receive no cash or non-cash compensation as a result of their services performed for Yorkshire Finance.
The salaries of all directors listed immediately above are paid by Yorkshire solely for their services performed for Yorkshire.
Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

	Yorkshire Group is wholly owned indirectly by AEP and NCE. Yorkshire
Finance is wholly owned by Yorkshire Group. The following table shows the number of shares of common stock of AEP and NCE, respectively, owned by the directors and executive officers of Yorkshire Group and Yorkshire Finance as of March 31, 1998:



Name                     Title of Security      Number of Shares
                                                Beneficially Owned(1)

Dr. E. Linn Draper, Jr. .AEP Common Stock           7,632(2)(3)
Donald M. Clements, Jr. .AEP Common Stock           1,052(2)
Armando A. Pena .        AEP Common Stock           4,666(2)
Wayne H. Brunetti       .NCE Common Stock         371,504(4)(5)(6)
Richard C. Kelly        .NCE Common Stock         128,607(4)(6)(7)
Teresa S. Madden        .NCE Common Stock          30,080(4)(6)

Directors and executive officers
of Yorkshire Group as a group
(6 persons)              AEP Common Stock          13,350(8)
                         NCE Common Stock         530,191(8)
(1)     "Beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security.
(2)     Includes shares of AEP common stock held in the AEP Savings Plan as follows: Dr. Draper 2,917 shares, Mr. Clements 1,052 shares and Mr. Pena
3,298 shares.
(3)     Includes 4,715 shares of AEP common stock held in joint tenancy with
Dr. Draper's wife.
(4)     Includes shares of NCE common stock in the form of unexercised stock options awarded pursuant to the Omnibus Incentive Plan as follows: Mr.
Brunetti 352,334, Mr. Kelly 118,050 and Ms. Madden 28,550 shares.
(5)     Includes 18,700 shares of NCE common stock held in joint tenancy.
(6)     Includes shares of NCE stock held in the NCE's Employee Savings and
Stock Option Plan as follows: Mr. Brunetti 470, Mr. Kelly 2,718 and Ms
Madden  1,125.
(7)     Includes 263 shares of NCE common stock held by Mr. Kelly's wife in the
NCE Savings Plan.
(8)     Represents less than 1% of outstanding common stock of AEP or NCE, as applicable.



Item 13.       CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

	As described under ''Yorkshire's Businesses---Business Restructuring'',
Yorkshire currently contemplates that its generation assets may be transferred to an entity or to entities other than Yorkshire Group or its subsidiaries.
Such entity or entities may be an indirect subsidiary or may be indirect subsidiaries of a US Parent. It is expected that proceeds from the transfer of these assets will be used to reduce debt of Yorkshire.

	Total assets less current liabilities employed by the generation business at
March 31, 1998 were (POUND)136 million. Operating income attributable to the generation business in Fiscal Year 1998 was (POUND)16 million.
See ''Yorkshire's Businesses---Business Restructuring''.

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report on this Form
10-K:

(1)    Financial Statements:
The financial statements and the related reports of independent public accountants and auditors filed as a part of this annual report are listed under Item 8 herein.

	 (2)    Financial Statement Schedules:
Consolidated Valuation and Qualifying Accounts (Schedule II)

All other schedules are omitted because they are not applicable or the required information is contained in the financial statements or notes thereto.

	 (3)   Exhibits:
Exhibits are listed in the Exhibit Index on pages 111 and 112.

(b)     Reports on Form 8-K:
The registrant has not filed any reports on Form 8-K during the last quarter of Fiscal Year 1998.




	SIGNATURES

	Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Yorkshire Power Group
Limited, certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Leeds, West Yorkshire, England on the June 10, 1998.


YORKSHIRE POWER
GROUP LIMITED



By:  /s/ Armando A. Pena
   	______________________
    Director and Chief
     Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

			Signature                       Title                   	Date

   (i)   Principal Executive Officer:
	*Dr. E. Linn Draper, Jr.          Chairman of the Board
						and Director


   (ii) Principal Financial Officer
	and Principal Accounting Officer:

/s/ Armando A. Pena
____________________           Chief Financial Officer     June 10, 1998
	(Armando A. Pena)              and Director



   (iii)        A Majority of the Directors
	*Donald M Clements, Jr.
	*Wayne H Brunetti
	*Richard C Kelly
	*Teresa S Madden

         /s/ Armando A. Pena
 *BY     ___________________   Authorized Representative 	June 10, 1998
        	(Armando A. Pena,       in the United States
           Attorney-in-Fact)


INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of Yorkshire Electricity Group plc and Subsidiaries

	We have audited the consolidated financial statements of Yorkshire
Electricity Group plc and its subsidiaries (the "Company") as of March 31, 1997 and 1996, for each of the two years in the period ended March 31, 1997, and have issued our report thereon dated July 15, 1997. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respect the information set forth therein.


Deloitte & Touche
Leeds
United Kingdom

July 15, 1997


YORKSHIRE ELECTRICITY GROUP PLC
(Predecessor Company)

SCHEDULE II ---VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           (In Millions)
      Column A           Column B              Column C            Column D      Column E
                                              Additions
    		Description        Balance at    Charge to     Charges to
                        Beginning of   Costs and     Other                     Balance at End
                          Period        Expenses     Accounts      Deductions    of Period
                           (POUND)        (POUND)       (POUND)        (POUND)    (POUND)

Deducted from Assets:
	Accumulated Provision for
   Uncollectible Accounts .  7              5                           6(b)       6
		Investment Provision     .                2                      	        	      2
Year Ended March 31, 1997  . 7              7                  	        6          8

  Accumulated Provision for
    Uncollectible Accounts .10              4                           7(b)       7
		Investment Provision     . 9                           (8)(a)         1(c)
Year Ended March 31, 1996  .19              4            (8)            8          7

(a) Provision transferred to a liability account for liabilities assumed in connection with the sale of retailing joint venture
(b)     Uncollectible accounts written-off
(c)     Write-off investment

INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of Yorkshire Power Group Limited and Subsidiaries

	We have audited the consolidated financial statements of Yorkshire Power Group Limited and its subsidiaries (the "Company") as of March 31, 1998 and, for the year ended March 31, 1998, and have issued our report thereon dated
June 10, 1998. Our audit also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respect the information set forth therein.


Deloitte & Touche LLP
Columbus, Ohio

June 10, 1998

YORKSHIRE POWER GROUP LIMITED
(Successor Company)

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    (In Millions)

			       Column A               Column B               Column C              Column D     Column E
                                                        Additions
			       Description            Balance at      Charged to    Charged to
                                 Beginning       Cost and       Other                       Balance at
                                 of Period       Expenses      Accounts        Deductions   End of Period
                                 (POUND)         (POUND)       (POUND)          (POUND)      (POUND)
Year ended March 31, 1998
Deducted from Assets:
		Accumulated Provision for:
          Uncollectible Accounts    6               6              -              6 (a)          6

                                    6               6              -              6              6

(a)     Uncollectible accounts written-off


EXHIBIT INDEX

Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. H229.10(d) and H240.12b-32, are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.

Exhibit
Number  Description

3.1     Memorandum and Articles of Association of Yorkshire Power
Group Limited (Designated in Registration 333-47925 as Exhibit
3.1).
3.2 Certificate of Incorporation of Yorkshire Power Group Limited (Designated in Registration 333-47925 as Exhibit 3.2).
*4.1    Subordinated Indenture dated as of June 1, 1998 among Yorkshire
Power Group Limited, Yorkshire Power Finance Limited, Banque
Generale du Luxembourg, and The Bank of New York.
*4.2    First Supplemental Indenture dated as of June 1, 1998 among
Yorkshire Power Group Limited, Yorkshire Power Finance Limited,
Banque Generale du Luxembourg and The Bank of New York.
4.3 Certificate of Trust of Yorkshire Capital Trust I (Designated in Registration 333-47925 as Exhibit 4.4).
4.4 Trust Agreement of Yorkshire Capital Trust I (Designated in Registration 333-47925 as Exhibit 4.5).
*4.5    Amended and Restated Trust Agreement of Yorkshire Capital Trust
I dated as of June 1, 1998.
*4.6    Trust Securities Guarantee Agreement dated as of June 1, 1998 between Yorkshire Power Group Limited and the the Bank of
New York.
*4.7    Deposit Agreement dated as of June 1, 1998 between Yorkshire
Power Finance Limited and The Bank of New York.
*4.8    Indenture, dated as of February 1,1998,among Yorkshire Power
Finance Limited, Yorkshire Power Group Limited, The Bank of
New York and Banque Generale du Luxembourg.
*4.9    First Supplemental Indenture, dated as of February 25, 1998, among
Yorkshire Power Finance Limited, Yorkshire Power Group Limited,
The Bank of New York and Banque Generale du Luxembourg.
*4.10   Second Supplemental Indenture, dated as of February 25, 1998, among Yorkshire Power Finance Limited, Yorkshire Power Group
Limited, The Bank of New York and Banque Generale du
Luxembourg.
*4.11   Deposit Agreement, dated as of February 1, 1998,between the Bank of New York and Yorkshire Power Finance Limited.
*4.12  Trust Deed, Dated January 17, 1995 between Yorkshire Electric group PLC and Bankers trust Company Limited.
*4.13  First Supplement, Dated July 27, 1995, between Yosrhshire
Electric group PLC and Bankers Trust Company Limited.
10.1 Yorkshire Electricity Group plc Public Electricity Supply License dated March 26, 1990 as modified by modifications dated March
30, 1994, March 31, 1995, September 25, 1995, December 11,
1997, December 30, 1997 and March 31, 1998 (Designated in
Registration 333-47925 as Exhibit 10.1).
10.2    Second Tier License to Supply Electricity for England and Wales
for Yorkshire Electricity Group plc dated June 8, 1990 (Designated in Registration 333-47925 as Exhibit 10.2).
10.3    Modifications to Yorkshire Electricity Group plc Second Tier
License to Supply Electricity for England and Wales dated October
24, 1990, April 22, 1992, March 11, 1994, April 29, 1994 and
January 19, 1998 (Designated in Registration 333-47925 as Exhibit
10.3).
10.4    Second Tier License to Supply Electricity for Scotland for
Yorkshire Electricity Group plc dated March 25, 1991 (Designated in Registration 333-47925 as Exhibit 10.4).
10.5    Modifications to Yorkshire Electricity Group Second Tier License
to Supply Electricity for Scotland dated June 15, 1992, June 30,
1993, March 11, 1994 and January 20, 1998 (Designated in
Registration 333-47925 as Exhibit 10.5).
10.6    Pooling and Settlement Agreement dated March 30, 1990 among
Yorkshire Electricity Group plc, National Grid Company plc and
other parties (Designated in Registration 333-47925 as Exhibit
10.6).
10.7    Master Connection and Use of System Agreement dated as of
March 30, 1990 among The National Grid Company plc and its
users (including Yorkshire Electricity Group plc) (Designated in
Registration 333-47925 as Exhibit 10.7).
10.8    Master Agreement dated as of October 25, 1995 among The
National Grid Holding plc, The National Grid Company plc,
Yorkshire Electricity Group plc and the other RECs (Designated in
Registration 333-47925 as Exhibit 10.8).
10.9    Memorandum of Understanding among the National Grid Group
plc, Yorkshire Electricity Group plc and the other RECs, dated
November 17, 1995 (Designated in Registration 333-47925 as
Exhibit 10.9).
10.10 Agreement for (POUND)1,085,000,000 Credit Facility for Yorkshire Power Group Limited between Yorkshire Power Group Limited and the
Union Bank of Switzerland (Designated in Registration 333-47925
as Exhibit 10.10).
*10.11  Master Registration Agreement dated as of June 1, 1998 among
Yorkshire Electricity Group plc, Energy Pool Funds Administration
Limited and other parties.
*12.1   Computation of ratios of earnings to fixed charges.
21.1    List of subsidiaries of Yorkshire Power Group Limited - Designated in Registration 333-47925 as Exhibit 21.1.
*24.1   Power of Attorney of certain officers and directors of Yorkshire
Power Group.
*27.1   Financial Data Schedule.
--------------
Certain instruments defining the rights of holders of long-term debt of Yorkshire Electric Group plc have been omitted because the total amount of securities authorized thereunder does not exceed
10% of the total assets of Yorkshire Power Group Limited.
Yorkshire Power Group Limited hereby agress to furnish a copy of any such ommitted instrument to the SEC upon request.