Form 10-Q
period 1998-06-30
YORKSHIRE POWER GROUP LTD
filed 1998-08-14
CIK 1056090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended JUNE 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from      to

         Registrant; State or Other
Commission     Jurisdiction of Incorporation;        I.R.S Employer
File Number    Address; and Telephone Number       Identification No.

333-47925      Yorkshire Power Group Limited         84-1393785
               (England & Wales)
               Wetherby Road
               Scarcroft
               Leeds LS14 3HS
               United Kingdom
               011-44-113-289-2123





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X



A description of the registrant's common stock follows:

                 	Description of     	Shares Outstanding
Registrant           Common Stock          at July 31, 1998


Yorkshire Power     Par Value (POUND)1 Per Share     440,000,002
Group Limited


YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARY COMPANIES

Form 10-Q

For The Quarter Ended June 30, 1998

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                			       		Page

Consolidated Statements of Income                                        2
Consolidated Balance Sheets                                              3
Consolidated Statements of Cash Flows                                    5
Consolidated Statements of Changes in Shareholders' Equity               7
Notes to Consolidated Financial Statements                               8
Management's Discussion and Analysis of Results of
    Operations and Financial Condition                                  11


PART II.    OTHER INFORMATION

Item 5      Other Information	                         				  14
Item 6      Exhibits and Reports on Form 8-K				             16


SIGNATURES					                                           	  17

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(in millions)
         	(UNAUDITED)

                                                       Three Months Ended
                                              June 30, 1998          June 30, 1997
                                              (POUND)    $                (POUND)
OPERATING REVENUES . . . . . . . . . . . .    303        506              268

COST OF SALES. . . . . . . . . . . . . . .    188        314              172

GROSS MARGIN . . . . . . . . . . . . . . .    115        192               96

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     16         27               15
  Depreciation and Amortization. . . . . .     20         33               19
  Selling, General and Administrative. . .     28         47               30

       INCOME FROM OPERATIONS. . . . . . .     51         85               32

OTHER (EXPENSE) INCOME:
  Loss on Investment in Ionica . . . . . .     (6)       (10)               -
  Other Income, net. . . . . . . . . . . .      0          0                4
       Total Other (Expense) Income, net .     (6)       (10)               4

NET INTEREST EXPENSE:
  Interest Expense . . . . . . . . . . . .    (33)       (55)             (28)
  Interest Income. . . . . . . . . . . . .      1          2                3
         Net Interest Expense  . . . . . .    (32)       (53)             (25)

INCOME BEFORE INCOME TAXES . . . . . . . .     13         22               11

(CREDIT) PROVISION FOR INCOME TAXES. . . .     (7)       (11)               6

NET INCOME . . . . . . . . . . . . . . . .     20         33                5


The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                                            March 31,
                                                            June 30, 1998     1998
                                                            (POUND)   $       (POUND)
                                                                   (See Note 1)
ASSETS
FIXED ASSETS:
  Property, Plant and Equipment, Net of Accumulated
    Depreciation of (POUND)67 ($112) and (POUND)53  . .       1,005    1,678     992
  Construction Work in Progress. . . . . . . . . . . .           69      115      68

          Total Fixed Assets . . . . . . . . . . . . .        1,074    1,793   1,060


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .          31       52       35
  Investments. . . . . . . . . . . . . . . . . . . . .          38       63       41
  Accounts Receivable, Less Provision for
    Uncollectible Accounts of (POUND)6 ($10) and (POUND)6 .     70      117       62
  Unbilled Revenue . . . . . . . . . . . . . . . . . .          68      114       78
  Other. . . . . . . . . . . . . . . . . . . . . . . .          45       75       50

          Total Current Assets . . . . . . . . . . . .         252      421      266


OTHER ASSETS:
  Goodwill, Net of Accumulated Amortization of
    (POUND)31 ($52) and (POUND)25. . . . . . . . . . .         963     1,608      969
  Investments, Long-term . . . . . . . . . . . . . . .          67       112       73
  Prepaid Pension Asset. . . . . . . . . . . . . . . .          80       133       75
  Other Non-Current Assets . . . . . . . . . . . . . .          27        45       19


          Total Other Assets . . . . . . . . . . . . .       1,137     1,898    1,136

Total Assets . . . . . . . . . . . . . . . . . . . . .       2,463     4,112    2,462

The accompanying notes are an integral part of these consolidated financial statements.

       	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                                            March 31,
                                                            June 30, 1998     1998
                                                              (POUND)   $       (POUND)
                                                                 (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES
SHAREHOLDERS' EQUITY
  Share capital, ?1 par value common shares,
    440,000,100 authorized and 440,000,002
    issued and outstanding . . . . . . . . . . . . . .         440      734      440
  Unrealized Profit on Available for Sale Investments            1        2        -
  Retained Deficit . . . . . . . . . . . . . . . . . .         (97)    (162)    (117)

    Total Shareholders' Equity . . . . . . . . . . . .         344      574      323

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .       1,030    1,720    1,026

SHORT-TERM DEBT REFINANCED . . . . . . . . . . . . . .         130      217      164

Company-Obligated Mandatorily Redeemable Trust
  Securities of Subsidiary Holding Solely Junior
  Subordinated Deferrable Interest Debentures (Note 2)         168      280        -

OTHER NON-CURRENT LIABILITIES:
  Deferred Income Taxes. . . . . . . . . . . . . . . .         221      369      208
  Provision for Uneconomic Electricity
    and Gas Contracts. . . . . . . . . . . . . . . . .          81      135       84
  Other . . . . .  . . . . . . . . . . . . . . . . . .          12       20       15

    Total Other Non-current Liabilities. . . . . . . .         314      524      307

CURRENT LIABILITIES:
  Current Portion of Long-term Debt. . . . . . . . . .           5        8        5
  Short-term Debt. . . . . . . . . . . . . . . . . . .         177      296      319
  Accounts Payable . . . . . . . . . . . . . . . . . .          83      139       82
  Accrued Liabilities and Deferred Income. . . . . . .          53       88       63
  Income Taxes Payable . . . . . . . . . . . . . . . .          28       47       40
  Windfall Tax Payable . . . . . . . . . . . . . . . .          67      112       67
  Other Current Liabilities. . . . . . . . . . . . . .          64      107       66

    Total Current Liabilities. . . . . . . . . . . . .         477      797      642

Total Liabilities. . . . . . . . . . . . . . . . . . .       2,119    3,538    2,139

COMMITMENTS AND CONTINGENCIES (NOTE 4)

Total Shareholders' Equity and Liabilities . . . . . .       2,463    4,112    2,462
The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)
                                                        Three Months Ended
                                                June 30, 1998          June 30, 1997
                                                     (POUND) $                     (POUND)
Cash Flows From Operating Activities:
Net Income . . . . . . . . . . . . . . . . .         20     33                      5
Adjustments to Reconcile Net Income to Net
  Cash Provided By Operating Activities:
  Depreciation and Amortization. . . . . . .         20     33                     19
  Loss on Investment in Ionica . . . . . . .          6     10                      -
  Deferred Income Taxes. . . . . . . . . . .         13     22                      5
Changes in Assets and Liabilities:
  Receivables and Unbilled Revenue . . . . .          2      3                     35
  Prepaid Pension Asset. . . . . . . . . . .         (5)    (8)                    (3)
  Accounts Payable . . . . . . . . . . . . .          1      2                     (4)
  Other. . . . . . . . . . . . . . . . . . .        (24)   (40)                     3

    Net Cash Provided by Operating
      Activities . . . . . . . . . . . . . .         33     55                      60

Cash Flows From Investing Activities:
  Capital Expenditures . . . . . . . . . . .        (31)   (52)                    (23)
  Proceeds from Sale of Property,
    Plant and Equipment. . . . . . . . . . .          4      7                       -
  Purchase of Yorkshire Electricity Group plc         -      -                  (1,474)
  Other. . . . . . . . . . . . . . . . . . .          4      7                       5

    Net Cash Used in Investing Activities. .        (23)   (38)                 (1,492)

Cash Flows From Financing Activities:
  Proceeds From Issuance of Trust Securities        162    270                        -
  Proceeds From Issuance of Common Stock . .          -      -                      436
  Receipt of Capital Contribution. . . . . .          -      -                        4
  Net Change in Short-term Debt. . . . . . .       (176)  (294)                     951

Net Cash (Used)Provided by Financing Activities     (14)   (24)                   1,391

Decrease in Cash and Cash Equivalents. . . .         (4)    (7)                     (41)

Beginning of Quarter Cash and Cash Equivalents       35     59                      221

End of Quarter Cash and Cash Equivalents . .         31     52                      180

</TABLE


	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)
                                                        Three Months Ended
                                                June 30, 1998          June 30, 1997
                                                  (POUND)    $                     (POUND)
Cash Paid for Interest . . . . . . . . . . .      14         23                     11

Cash Paid for Income Taxes . . . . . . . . .       -          -                      6

The accompanying notes are an integral part of these consolidated financial statements.


	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	(in millions, except shares)
	(UNAUDITED)
For the three months ended June 30, 1998:
							                                                  Unrealized
					                                                 		 Profit on
				                                                 			 Available
				                                    Share Capital 	  For Sale      Retained
                            				 Shares        Amount    Investments    Deficit    Total
                                                (POUND)     (POUND)      (POUND)   (POUND)
Balance, April 1, 1998 . . . . . 440,000,002    440           -          (117)      323
Unrealized Profit on Available
 for Sale Investments. . . . . .         -       -            1            -          1
Net Income . . . . . . . . . . .         -                                20         20

Balance, June 30, 1998 . . . . . 440,000,002    440           1           (97)      344




For the three months ended June 30, 1997:
                               							                     Shares
							                                                    Subscribed
                                  Share Capital            But Not       Retained
				                              Shares       Amount      Yet Issued    Earnings     Total
                                               (POUND)     (POUND)         (POUND)    (POUND)
Balance, April 1, 1997 . . . . .           2      -           -             -            -
Issuance of ordinary shares  . . 436,000,000    436           -             -          436
Receipt of Capital Contribution           -       -           4             -            4
Net Income . . . . . . . . . . .          -       -           -             5            5

Balance, June 30, 1997 . . . . . 436,000,002    436           4             5          445



The accompanying notes are an integral part of these consolidated financial statements.


	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         JUNE 30, 1998
	(UNAUDITED)


1.	GENERAL

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the Fiscal Year ended March 31, 1998 (the "1998 Audited Financial Statements") filed in Yorkshire Power Group Limited's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1998 (the "Form 10-K"). In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

The consolidated financial statements of Yorkshire Power
Group Limited and its subsidiaries ("Yorkshire Group") are presented in pounds sterling and in conformity with accounting principles generally accepted in the United
States of America.

The consolidated balance sheets, income statements, statements of cash flows and certain information in the notes to the consolidated financial statements are presented in pounds sterling (?) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of (?) 1 = $1.6695, the noon buying rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank Of New York on June 30, 1998. This presentation has not been translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         JUNE 30, 1998
	(UNAUDITED)


2.	FINANCING AND RELATED ACTIVITIES

Yorkshire Capital Trust I, (the "Trust"), is a statutory business trust wholly owned by Yorkshire Power Group Limited, created for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of Junior Subordinated Deferrable Interest Debentures, Series A due 2038 (the "Debentures") to be issued by Yorkshire Power Finance Limited ("Yorkshire Finance"), a subsidiary of Yorkshire Power Group Limited. On June 9, 1998 the Trust issued 11,000,000 shares of 8.08% Trust Securities at the liquidation amount of $25 per Trust Security. The Trust invested the $275 million proceeds in an equivalent amount of Debentures, of Yorkshire Finance. Yorkshire Finance in turn loaned the net proceeds to Yorkshire Power Group Limited. Substantially all of the Trust's assets will consist of the Debentures.

The Trust Securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are redeemable, in whole or in part at the option of Yorkshire Finance or at any time upon the occurrence of certain events. Yorkshire Power Group Limited considers that the mechanisms and obligations relating to the Trust Securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the Trust's payment obligations with respect to the Trust Securities.

The net proceeds of the issue were used for the repayment of short term debt.

Yorkshire Group's credit facility with Union Bank of Switzerland
(the "1997 Credit Facility") matured on July 30, 1998 and has been refinanced by a (POUND)550 million syndicated credit facility. This credit facility consists of four tranches which are: Tranche A a (POUND)150 million 364 day revolving credit with a one-year term out option; Tranche B a (POUND)130 million 5 year term loan; Tranche C a (POUND)50 million 5 year revolving credit facility and Tranche D a (POUND)220 million 5 year revolving credit facility. Tranches A and B have been drawn down to repay the 1997 Credit Facility and Tranches C and D have replaced existing committed bank facilities. Tranche B is classified as short term debt refinanced in Yorkshire Group's consolidated balance sheet

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         JUNE 30, 1998
	(UNAUDITED)

3.	NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No.
130 "Reporting Comprehensive Income" was adopted by
Yorkshire Group in the first quarter of Fiscal Year 1999.
SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in the net income affecting equity except those with shareholders. The difference between Comprehensive Income and Net Income of (POUND)1 million was due to an increase in Ionica's fair value over recorded book value.

In the first quarter of Fiscal Year 1999 Yorkshire Group adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. The adoption of the SOP did not have a material effect on results of operations, cash flows or financial condition.

4.	CONTINGENCIES

Yorkshire Group continues to be involved in certain other matters discussed in the Fiscal Year 1998 Financial
Statements Note 5 and Management's Discussion and Analysis of
Results of Operations and Financial Condition.

5.	IONICA

Reference is made to Note 7 to the 1998 Audited Financial
Statements. Yorkshire Group charged an unrealized loss of (POUND)6 million to the Income Statement in first quarter of Fiscal
Year 1999 to write down Yorkshire Group's investment in Ionica Group plc ("Ionica") to management's estimate of fair value.

Ionica announced on August 3, 1998 that it had not as yet obtained further equity investment. As a result the market value of Yorkshire Group's investment in Ionica fell to (POUND)6 million, which is (POUND)3 million below the book value of the investment at June 30, 1998. Management are currently evaluating the fall in the market value of Yorkshire Group's investment in Ionica to assess if it is "other than temporary".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

First Quarter Fiscal Year 1999 vs. First Quarter Fiscal Year
1998

Results of Operations

Net income increased by (POUND)15 million (300%) from (POUND)5 million to (POUND)20 million due primarily to the following: the settlement of earlier years tax liabilities resulting in a (POUND)12 million release of tax provisions; changes in the regulation of supply business revenues and increases in electricity and gas supply margins due to reduced purchase costs. These were partly offset by increased interest expense and a write down in the investment in Ionica.

Income statement line items which changed significantly were:

				   Increase ( Decrease)
					(POUND)  %
					in millions

Operating Revenues			35	13

Gross Margin				19	20
Loss on Investment in Ionica		(6)	N/A
Other Income				(4)   (100)
Interest Expense			(5)    (18)
Provision for Income Taxes		13     216


The increase in operating revenues is largely due to the signing of new electricity contracts with Non-Franchise Supply Customers in April 1998 and the commencement of residential gas sales in Fiscal Year 1999. In addition, beginning with Fiscal Year 1999 there was a change in the regulation of supply business revenues in that the Supply Price Control Formula covering supply of electricity to Franchise Supply Customers ended and was replaced by supply regulation based on maximum tariffs for residential and smaller business electricity customers in Yorkshire's Franchise Area (Yorkshire's service area as determined by its PES license) whose annual consumption is under 12,000 kWh. Consequently, accruals to reduce operating revenues to the regulated amount which were made in the first quarter of Fiscal Year 1998 were not required in the first quarter of Fiscal Year 1999.

Gross margin increased partly as a result of changes in the regulation of supply business revenues mentioned above, and also partly due to increases in electricity and gas supply margins resulting from reduced purchase costs.

Management have further written down the investment in Ionica to their estimate of fair value by charging an unrealized loss of (POUND)6 million before taxes. This is in addition to the (POUND)41 million charged in the Fiscal Year 1998, bringing the book value down to (POUND)8 million. The reduction in fair value of the investment was recognized by management as "other than temporary" following an announcement by Ionica on May 22, 1998 that Ionica had been unsuccessful in negotiating release of credit lines from providers of bank finance and had been advised to obtain further equity investment prior to seeking further bank funding. As at June 30, 1998 the share price had increased and management recognized an unrealized profit on the investment in Ionica of (POUND)1 million, bringing the book value to (POUND)9 million. On August 3, 1998 Ionica announced that it had not as yet obtained further equity investment and as a result the market value of Yorkshire
Group's investment in Ionica fell to (POUND)6 million, which management are currently evaluating to assess if it is "other than temporary".

		Other income of (POUND)4 million in the first quarter of Fiscal Year 1998 was a one-time profit on the sale of shares in National Grid Group plc and other dividends received.

The increase in interest expense arises from the debt in connection with Yorkshire Group's acquisition of Yorkshire
Electricity Group plc being drawn down in installments during the first quarter of Fiscal Year 1998.

The first quarter of Fiscal Year 1999 was favorably affected by a (POUND)12 million settlement of earlier years' tax liabilities. The effective income tax rate decreased from 55% in the first quarter of Fiscal Year 1998 to (54)% in the first quarter of Fiscal Year 1999. The effective income tax rate in both quarters has been increased by the amortization of goodwill, which is not deductible for UK income tax purposes.

Financial Condition

During the first quarter of Fiscal Year 1999 Yorkshire Capital Trust I, a statutory business trust wholly owned by Yorkshire Power Group Limited, issued 11,000,000 shares of 8.08% Trust Securities at the liquidation amount of $25 per Trust Security. The proceeds of $275,000,000 were invested in an equivalent amount of 8.08% Junior Subordinated Deferrable Interest Debentures, Series A due June 30, 2038 issued by Yorkshire Finance. Yorkshire Finance in turn loaned the net proceeds to Yorkshire Power Group Limited, which repaid short term debt.

Yorkshire Group's credit facility with Union Bank of Switzerland (the "1997 Credit Facility") matured on July 30,
1998 and has been refinanced by a (POUND)550 million syndicated credit facility. This credit facility consists of four tranches which are: Tranche A a (POUND)150 million 364 day revolving credit with a one-year term out option; Tranche B a (POUND)130 million 5 year term loan; Tranche C a (POUND)50 million 5 year revolving credit facility and Tranche D a (POUND)220 million 5 year revolving credit facility. Tranches A and B have been drawn down to repay the 1997 Credit Facility and Tranches C and D have replaced existing committed bank facilities.

On July 31, 1998, the UK government enacted a change in tax law, reducing the rate of corporation tax on income from 31% to 30%. The impact of the reduction in corporation tax rates will result in a one-time reduction in deferred income tax liabilities and a corresponding reduction in income tax expense of approximately (POUND)6 million which is expected in the second quarter of Fiscal Year 1999.

Yorkshire Group is currently evaluating its business systems to determine the extent to which modifications are required to prevent problems related to the year 2000, and the resources which will be required to make such modifications. Yorkshire Group has established a dedicated team to coordinate and control all date conformity work within a structured program framework. Yorkshire Group estimates that the total costs associated with year 2000 modifications will be approximately (POUND)26 million, of which (POUND)17 million will be expensed as incurred, and (POUND)9 million will be capitalized. The amount expensed to date is (POUND)4 million, with (POUND)2 million being expensed the first quarter of Fiscal Year 1999.

PART II.	   OTHER INFORMATION

Item 5.  Other Information

Reference is made to Form 10-K, Part I. Item 1.
"Business - The Electric Utility Industry in Great Britain -
 Regulation Under The Electricity Act" for a discussion of a consultation paper on the separation of distribution and supply businesses issued by the Director General of Electricity Supply in Great Britain (the "Regulator") for public electricity suppliers ("PES's") and the future treatment of metering and meter reading.

Responses to this consultation paper were requested by June 15, 1998. In its June 1998 response to this consultation paper, Yorkshire Electricity Group plc ("Yorkshire") supported separate licenses allowing separate regulation of supply and distribution activities, but opposed the measures proposed by the Office Of Electricity Regulation ("OFFER") on ownership and stringent operating separation. In opposing such measures, Yorkshire, among other things, questioned whether the potentially high costs of implementing such measures were justified. Yorkshire concluded that its position is consistent with the UK Government's proposals in the UK Government's Green Paper of March 1998 entitled "A Fair Deal For Consumers: Modernizing The Framework For Utility Regulation" ("March Green Paper") and the position of other PESs.

The Regulator intends to have a further consultation on separation of businesses in the latter part of 1998 and to outline proposals on separation of businesses in September
1998. The Regulator intends any revised definitions of distribution, supply and metering responsibilities to be taken into account in setting price controls and revising charging arrangements scheduled for 2000.

Reference is made to Form 10-K Part I. Item 1. "Business
- The Electric Utility Industry in Great Britain - Regulation Under The Electricity Act" for a discussion of a UK Government review of energy sources for power generation. On June 25, 1998, the UK Government issued a consultation paper on its review of energy sources for power generation. The preliminary general conclusions of the review were:

1. There are basic flaws in the existing electricity market arrangements which need to be corrected to ensure that the UK Government can achieve its policy of diverse, secure and sustainable energy supplies at competitive prices for consumers, while protecting the environment; and

2. The prices for electricity consumers have been excessive and, in the absence of restrictions, a decrease of at least 10% in wholesale electricity prices should be possible in the medium term.

Problems identified during the review included:

1. Despite the fact of substantial new gas entry into the market, competition has not significantly increased nor has the price of electricity decreased as expected;

2. Although the wholesale trading market for electricity in England and Wales ("the Pool") ensures that electricity is available to all when needed, it has led to distortions which have affected the choice of energy sources for power stations; such distortions have favored gas plants which are operated inflexibly over flexible coal plants and have led to an increase in construction of gas-fired stations to the detriment of coal-fired stations;

3. Given that electricity cannot be stored, gas fired stations must be modified to provide for the ability to produce electricity on demand, similar to coal-fired capacity;

4. Independent consultants have focused on several technical issues that must be reviewed if there is to be further growth in gas-fired combined cycle gas turbine generation; and

5. As a result of the distorted market, dependence on gas could increase, which raises concerns over diversity and security of supply of energy power generation.

The UK Government's statement notes that the Regulator has identified significant problems in the Pool and market structure. He recommended (i) reforming the electricity trading arrangements to ensure that all plants play a full role in competition and (ii) addressing the market power of the major generators.

The UK Government agrees with the necessity of reforming the market structure but noted that the time needed for such reform could be lengthy. Accordingly, the UK Government proposes to apply a stricter policy on power station consents while the reform agenda is addressed.

Yorkshire submitted its response to the consultation document on July 20, 1998. In general, Yorkshire supported the UK Government's overall objective to develop secure, diverse and sustainable supplies of energy at competitive prices and agreed that energy policy should be consistent with a competitive industrial sector and the long term energy needs of the UK. Yorkshire agreed with the UK Government's proposal to reform the electricity trading arrangements and to reduce the market power of the two major generators, but expressed its concern at the prospect of a more strict consent policy for gas-fired generation projects. Yorkshire urged that the review be completed as swiftly as possible and that the final measures taken not interfere with the commercial development of competitive generation projects.

Reference is made to Form 10-K, Part I. Item 1.
"Business - The Electric Utility Industry in Great Britain -
Regulation Under The Electricity Act" for a discussion of the March Green Paper. On July 27, 1998 the UK Government published its response (the "July Response") to the consultation on the March Green Paper.

The UK Government intends to introduce legislation to set a long term stable regulatory framework for the next decade which is designed to ensure lower prices and high quality service for customers at home and in businesses.

The July Response included a number of significant conclusions of the UK Government. Among the more significant conclusions are the retention of "RPI-X" as the fundamental basis of price regulation, with potential refinement to reflect the March Green Paper principles on price regulation; regulators should have a new primary duty to protect the interests of consumers, while ensuring that regulated companies can finance their functions; the electricity and gas regulators should be replaced as soon as possible with a single energy regulator and OFFER and the Office of Gas Regulation should be merged; and legislation should be introduced to provide for separate licenses for the supply and the distribution of electricity.

The UK Government has stated that whilst it intends to introduce legislation to implement these proposals as soon as Parliamentary time permits, further consultation is required in some areas.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit 27 - Financial Data Schedule.


(b)    Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YORKSHIRE POWER GROUP LIMITED


BY:  /s/  Armando A. Pena

Armando A. Pena
Chief Financial Officer and Director

Date: August 13,   1998