Form 10-Q
period 1998-09-30
YORKSHIRE POWER GROUP LTD
filed 1998-11-13
CIK 1056090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended SEPTEMBER 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


A description of the registrant's common stock follows:

                 	Description of     Shares Outstanding
Registrant           Common Stock       at October 30, 1998


Yorkshire Power     Par Value (POUND)1 Per Share     440,000,002
Group Limited

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARY COMPANIES

Form 10-Q

For The Quarter Ended September 30, 1998

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION					Page

Consolidated Statements of Income 					   3
Consolidated Balance Sheets						   5
Consolidated Statements of Cash Flows					   7
Consolidated Statements of Changes in Shareholders' Equity		   9
Notes to Consolidated Financial Statements				  11
Management's Discussion and Analysis of Results of
    Operations and Financial Condition					  16


PART II.    OTHER INFORMATION

Item 5      Other Information						  22
Item 6      Exhibits and Reports on Form 8-K				  24


SIGNATURES			                 			  25



Forward Looking Statements

Certain statements in this Form 10-Q under Part
I Financial Information - "Management's Discussion and Analysis of Results of Operations and Financial
Condition" may constitute forward looking statements. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Yorkshire Group or any of its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions in the UK, the Yorkshire franchise area and elsewhere; currency fluctuations; governmental, statutory, regulatory or administrative initiatives affecting Yorkshire
Group, Yorkshire or the UK electric and gas utilities industries; general industry trends;
competition; the cost and availability of electricity, gas and other alternative energy sources; hedging costs; changes in business strategy, developments, plans or vendor relationships; availability, terms and deployment of capital; availability of qualified personnel;
increased rates of taxes or other changes in tax law; changes in, or the failure or inability to comply with, governmental regulation, including, without limitation, environmental regulations; the ability of Yorkshire to adequately identify and address Year 2000 issues and the ability of third parties to do the same; the ability of Yorkshire to identify and implement Year 2000 contingency plans;
and other factors referenced in this Form 10-Q.
These forward looking statements speak only as of the date of this Form 10-Q.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(in millions)
	(UNAUDITED)
                                                       Three Months Ended
                                              September 30,        September 30,
                                                  1998                 1997

                                               (POUND)          $       (POUND)
                                                     (See Note 1)

OPERATING REVENUES . . . . . . . . . . . .    301        511              270

COST OF SALES. . . . . . . . . . . . . . .    191        325              172

GROSS MARGIN . . . . . . . . . . . . . . .    110        186               98

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     15         26               19
  Depreciation and Amortization. . . . . .     19         32               18
  Selling, General and Administrative. . .     32         54               22

       INCOME FROM OPERATIONS. . . . . . .     44         74               39

OTHER INCOME (EXPENSE):
  Loss on Investment in Ionica . . . . . .     (5)        (9)               -
  Other Income (Expense), net. . . . . . .      4          7               (2)
       Total Other Income (Expense), net .     (1)        (2)              (2)

NET INTEREST EXPENSE:
  Interest Expense . . . . . . . . . . . .    (34)       (57)             (29)
  Interest Income. . . . . . . . . . . . .      2          3                4
       Net Interest Expense. . . . . . . .    (32)       (54)             (25)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . .  . . . . . . . .     11         18               12

(CREDIT) FOR INCOME TAXES. . . . . . . . .     (1)        (2)              (6)

INCOME FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM . . . . . . . . . . .     12         20               18

INCOME FROM DISCONTINUED OPERATION
  NET OF INCOME TAXES OF (POUND)1 ($2)
 AND (POUND)1.                                  0          0                3

INCOME BEFORE EXTRAORDINARY ITEM . . . . .     12         20               21

EXTRAORDINARY LOSS - UK WINDFALL TAX . . .      -          -             (134)

NET INCOME (LOSS). . . . . . . . . . . . .     12         20             (113)




The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(in millions)
	(UNAUDITED)
                                                      Six Months Ended
                                              September 30,       September 30,
                                                  1998               1997

                                            (POUND)      $             (POUND)
                                                    (See Note 1)

OPERATING REVENUES . . . . . . . . . . . .    593       1008              527

COST OF SALES. . . . . . . . . . . . . . .    379        644              341

GROSS MARGIN . . . . . . . . . . . . . . .    214        364              186

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     31         53               34
  Depreciation and Amortization. . . . . .     37         63               35
  Selling, General and Administrative. . .     56         95               49

       INCOME FROM OPERATIONS. . . . . . .     90        153               68

OTHER (EXPENSE) INCOME:
  Loss on Investment in Ionica . . . . . .    (11)       (19)               -
  Other Income, net. . . . . . . . . . . .      4          7                2
       Total Other (Expense) Income, net .     (7)       (12)               2

NET INTEREST EXPENSE:
  Interest Expense . . . . . . . . . . . .    (66)      (112)             (56)
  Interest Income. . . . . . . . . . . . .      3          5                7
       Net Interest Expense. . . . . . . .    (63)      (107)             (49)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . .     20         34               21

(CREDIT) PROVISION FOR INCOME TAXES. . . .     (9)       (15)              (1)

INCOME FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM . . . . . . . . . . .     29         49               22

INCOME FROM DISCONTINUED OPERATION
  NET OF INCOME TAXES OF (POUND)2 ($3)
    AND (POUND)2.                               3          5                4

INCOME BEFORE EXTRAORDINARY ITEM . . . . .     32         54               26

EXTRAORDINARY LOSS - UK WINDFALL TAX . . .      -          -             (134)

NET INCOME (LOSS). . . . . . . . . . . . .     32         54             (108)




The accompanying notes are an integral part of these consolidated financial statements

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                                            March 31,
                                                         September 30, 1998    1998
                                                           (POUND)   $        (POUND)
                                                                 (See Note 1)
ASSETS
FIXED ASSETS:
  Property, Plant and Equipment, Net of Accumulated
    Depreciation of (POUND)79 ($134) and (POUND)53 . .     1,042     1,770       992
  Construction Work in Progress. . . . . . . . . . . .        57        97        68

          Total Fixed Assets . . . . . . . . . . . . .     1,099     1,867     1,060


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        30        51        35
  Investments. . . . . . . . . . . . . . . . . . . . .        43        73        41
  Accounts Receivable, Less Provision for
    Uncollectible Accounts of (POUND)7 ($12) and (POUND)6. . . .        52        88        62
  Unbilled Revenue . . . . . . . . . . . . . . . . . .        58        99        78
  Prepaids and other . . . . . . . . . . . . . . . . .        58        99        50

          Total Current Assets . . . . . . . . . . . .       241       410       266


OTHER ASSETS:
  Goodwill, Net of Accumulated Amortization of
    (POUND)37 ($63) and (POUND)25. . . . . . . . . . .       957     1,626       969
  Investments, Long-term . . . . . . . . . . . . . . .        61       104        73
  Prepaid Pension Asset. . . . . . . . . . . . . . . .        85       144        75
  Other Non-Current Assets . . . . . . . . . . . . . .        28        48        19


          Total Other Assets . . . . . . . . . . . . .     1,131     1,922     1,136

Total Assets . . . . . . . . . . . . . . . . . . . . .     2,471     4,199     2,462




The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                                            March 31,
                                                       September 30, 1998      1998
                                                           (POUND)   $        (POUND)
                                                                 (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES
SHAREHOLDERS' EQUITY
  Share capital, (POUND)1 par value common shares,
    440,000,100 authorized and 440,000,002
    issued and outstanding . . . . . . . . . . . . . .       440       748       440
  Retained Deficit . . . . . . . . . . . . . . . . . .       (85)     (145)     (117)

    Total Shareholders' Equity . . . . . . . . . . . .       355       603       323

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .     1,159     1,970     1,026

SHORT-TERM DEBT REFINANCED . . . . . . . . . . . . . .         -         -       164

Company-Obligated Mandatorily Redeemable Trust
  Securities of Subsidiary Holding Solely Junior
  Subordinated Deferrable Interest Debentures (Note 2)       168       285         -

OTHER NON-CURRENT LIABILITIES:
  Deferred Income Taxes. . . . . . . . . . . . . . . .       207       352       208
  Provision for Uneconomic Electricity
    and Gas Contracts. . . . . . . . . . . . . . . . .        77       131        84
  Other . . . . .  . . . . . . . . . . . . . . . . . .        12        20        15

    Total Other Non-current Liabilities. . . . . . . .       296       503       307

CURRENT LIABILITIES:
  Current Portion of Long-term Debt. . . . . . . . . .         5         8         5
  Short-term Debt. . . . . . . . . . . . . . . . . . .       183       311       319
  Accounts Payable . . . . . . . . . . . . . . . . . .        74       126        82
  Accrued Liabilities and Deferred Income. . . . . . .        69       117        63
  Income Taxes Payable . . . . . . . . . . . . . . . .        34        58        40
  Windfall Tax Payable . . . . . . . . . . . . . . . .        67       114        67
  Other Current Liabilities. . . . . . . . . . . . . .        61       104        66

    Total Current Liabilities. . . . . . . . . . . . .       493       838       642

Total Liabilities. . . . . . . . . . . . . . . . . . .     2,116     3,596     2,139

COMMITMENTS AND CONTINGENCIES (NOTE 4)

Total Shareholders' Equity and Liabilities . . . . . .     2,471     4,199     2,462




The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)
                                                            Six Months Ended
                                                     September 30,     September 30,
                                                         1998              1997
                                                  (POUND)      $            (POUND)
Cash Flows From Operating Activities:
Net Income (Loss). . . . . . . . . . . . . .         32         54            (108)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided By Operating Activities:
  Depreciation and Amortization. . . . . . .         41         70              39
  Gain on sale of fixed assets . . . . . . .         (2)        (3)             (1)
  Loss on Investment in Ionica . . . . . . .         11         19               -
  Deferred Income Taxes. . . . . . . . . . .         (1)        (2)             (4)
Changes in Assets and Liabilities:
  Receivables and Unbilled Revenue . . . . .         30         51              43
  Provision for Uneconomic Electricity
    and Gas Contracts. . . . . . . . . . . .         (7)       (12)             (1)
  Prepaid Pension Asset. . . . . . . . . . .        (10)       (17)             (6)
  Accounts Payable . . . . . . . . . . . . .         (8)       (14)              5
  Accrued Liabilities and Deferred Income. .          6         10              (2)
  Windfall Tax . . . . . . . . . . . . . . .          -          -             134
  Prepaids and Other Current Assets. . . . .         (8)       (14)             17
  Other Current Liabilities. . . . . . . . .         (5)        (8)              6
  Other. . . . . . . . . . . . . . . . . . .         (9)       (15)              9

    Net Cash Provided by Operating
      Activities . . . . . . . . . . . . . .         70        119             131

Cash Flows From Investing Activities:
  Capital Expenditures . . . . . . . . . . .        (70)      (119)            (76)
  Proceeds from Sale of Property,
    Plant and Equipment. . . . . . . . . . .          4          7               9
  Purchase of Yorkshire Electricity Group plc         -          -          (1,474)
  Other. . . . . . . . . . . . . . . . . . .         (1)        (2)              4

    Net Cash Used in Investing Activities. .        (67)      (114)         (1,537)

Cash Flows From Financing Activities:
  Proceeds From Issuance of Trust Securities        162        275               -
  Proceeds From Issuance of Common Stock . .          -          -             436
  Receipt of Capital Contribution. . . . . .          -          -               4
  Proceeds From Issuance of Long-term Debt .        130        221               -
  Net Change in Short-term Debt. . . . . . .       (300)      (509)            953
  Other. . . . . . . . . . . . . . . . . . .          -          -               -

Net Cash (Used) Provided by Financing Activities     (8)       (13)          1,393

Decrease in Cash and Cash Equivalents. . . .         (5)        (8)            (13)

Cash and Cash Equivalents at Beginning of Period     35         59             221

Cash and Cash Equivalents at End of Period .         30         51             208

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)
                                                          Six Months Ended
                                                    September 30,       September 30,
                                                         1998                1997
                                                   (POUND)      $            (POUND)
Cash Paid for Interest . . . . . . . . . . . . .      34         58              48

Cash Paid for Income Taxes . . . . . . . . . . .       0          0               6



The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	(in millions, except shares)
	(UNAUDITED)

For the three months ended September 30, 1998:



					           Unrealized
					           Profit on
					           Available
  			          Share  Capital    For Sale      Retained
			       Shares     Amount  Investments     Deficit      Total
                                           (POUND)    (POUND)     (POUND)     (POUND)

Balance, July 1, 1998. .. . . 440,000,002     440          1          (97)       344
Unrealized Profit on Available
for Sale Investments . . .. .          -        -         (1)           -         (1)
Net Income . . . . . . . . . .         -        -          -           12         12

Balance, September 30, 1998 . 440,000,002     440          -          (85)       355




For the three months ended September 30, 1997:

                                                         Unrealized
			                     Shares      Profit on
			                     Subscribed  Available
		        Share Capital        But Not     For Sale     Retained
		       Shares     Amount     Yet Issued  Investments  Deficit   Total
                                  (POUND)     (POUND)    (POUND)     (POUND)   (POUND)

Balance, July 1, 1997. 436,000,002  436          4         -           5        445
Unrealized Profit on Available
  for Sale Investments . .       -    -          -        20           -         20
Net Loss . . . . . . . . . . .   -    -          -         -        (113)      (113)

Balance,
 September 30, 1997 .  436,000,002  436          4        20        (108)       352



The accompanying notes are an integral part of these consolidated financial statements.


	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	(in millions, except shares)
	(UNAUDITED)

For the six months ended September 30, 1998:



			      Share Capital              Retained
                            Shares       Amount           Deficit       Total
                                        (POUND)           (POUND)      (POUND)

Balance, April 1, 1998  . 440,000,002      440              (117)        323
Net Income . . . . . . .            -        -                32          32

Balance,
September 30, 1998  . .   440,000,002      440               (85)        355




For the six months ended September 30, 1997:

				                     Unrealized
			                 Shares      Profit on
			                 Subscribed  Available
              		Share Capital    But Not     For Sale     Retained
		      Shares  Amount     Yet Issued  Investments  Deficit   Total
                              (POUND)    (POUND)     (POUND)     (POUND)    (POUND)

Balance, April 1, 1997 .   2     -          -           -           -           -
Issuance of
 Ordinary Shares 436,000,000   436          -           -           -         436
Receipt of Capital         -    -           4           -           -           4
  Contribution
Unrealized Profit on
 Available
  for Sale Investments .   -    -          -           20          -           20
Net Loss  . . . .          -    -          -            -       (108)        (108)

Balance,
September 30,
         1997  . 436,000,002  43 6          4          20       (108)         352



The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         SEPTEMBER 30, 1998
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

The consolidated balance sheets,
income statements, statements of cash
flows and certain information in the
notes to the consolidated financial
statements are presented in pounds
sterling ((POUND)) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of ((POUND)) 1 =
$1.6995, the noon buying rate in New
York City for cable transfers in pounds
sterling as certified for customs
purposes by the Federal Reserve Bank Of
New York on September 30, 1998.  This
presentation has not been translated in
accordance with Statement of Financial
Accounting Standards No. 52, "Foreign
Currency Translation." No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         SEPTEMBER 30, 1998
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

Yorkshire Group's credit facility
with Union Bank of Switzerland (the "1997
Credit Facility") matured on July 30,
1998 and has been refinanced by a (POUND)550 million syndicated credit facility. This credit facility consists of four tranches which are: Tranche A a (POUND)150 million 364 day revolving credit with a one-year extension option; Tranche B a (POUND)130 million 5 year term loan; Tranche C a (POUND)50 million 5 year revolving credit facility and Tranche D a (POUND)220 million 5 year revolving credit facility. Tranches A and B have been drawn down to repay the 1997 Credit Facility and Tranches C and D have replaced existing committed bank facilities.


	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         SEPTEMBER 30, 1998
                      	(UNAUDITED)


3.	NEW ACCOUNTING STANDARDS

Statement of Financial Accounting
Standards (SFAS) No. 130 "Reporting
Comprehensive Income" was adopted by
Yorkshire Group in the first quarter of
Fiscal Year 1999.  SFAS No. 130
established the standards for reporting
and displaying components of
"comprehensive income," which is the
total of net income and all transactions not included in the net income affecting equity except those with shareholders.
There was a (POUND)20 million unrealized profit on available for sale investments in the quarter ended September 30, 1997 which is a difference between comprehensive income and net income. There is no material difference between comprehensive income and net income for the first six months of Fiscal Year 1999.

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



	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998
                      	(UNAUDITED)



5.	IONICA

Reference is made to Note 7 to the
1998 Audited Financial Statements.
Yorkshire Group charged an unrealized
loss of (POUND)11 million to the Income
Statement in the first six months of
Fiscal Year 1999 to write down Yorkshire
Group's investment in Ionica Group plc
("Ionica") to management's estimate of
fair value.

Ionica announced on October 29, 1998
that it had appointed administrators for its operating subsidiary due to its inability to obtain further investment necessary to continue trading and expand its service. Ionica plans to distribute net assets after closing the operating subsidiary. The Ionica Board has been advised that this is a complex process that may take a considerable time to complete. Management is currently assessing the recoverability of the remaining book value of the investment
((POUND)3 million at September 30, 1998).

6.	DISCONTINUED OPERATIONS - GENERATION
BUSINESSES

Yorkshire Electricity Group plc
("Yorkshire") has decided to divest its
generation assets, primarily as part of
its strategy to reduce debt.  It is
anticipated that the disposal of these
assets will be completed during the
current fiscal year.  See Form 10-K Part
I Item 1 "Business Restructuring".

Yorkshire's principal investment in
generation is a 75% interest in Regional
Power Generators ("RPG"). Yorkshire has agreed to sell its 75% share and loan interests in RPG to IVO Energy Ltd
("IVO").  IVO is a subsidiary of Imatran
Voima Oy, part of Finland's energy group
Forum.  IVO already owned 25% of RPG.
RPG owns Brigg power station, a 272-
megawatt combined cycle, gas-fired plant located in North Lincolnshire, England.

The consideration receivable from IVO
will include cash and the repayment of
Yorkshire's loan to RPG.  In addition,
Yorkshire, RPG and IVO have agreed to
restructure certain contracts relative to the Brigg power station and its operations. The sale is subject to a number of conditions prior to closing.
It is anticipated that the sale will be
completed by December 30, 1998.

      YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	             SEPTEMBER 30, 1998
                      	(UNAUDITED)



Yorkshire has an additional 191.4
megawatts of generating capacity.
Investments in Combined Heat and Power
and Peaking are grouped together in
Yorkshire's 100% owned subsidiary
Yorkshire CoGen Ltd.  Windpower plants
are held within a 50:50 joint venture
company, Yorkshire Windpower Ltd.
Yorkshire is in the process of evaluating indicative offers for these remaining assets.

As of September 30, 1998 the book
value of Generation assets and
liabilities were (POUND)214 million and (POUND)97 million respectively. Generating revenues (including trading with other
Yorkshire Group companies) for the three month period to June 1998 were (POUND)13 million and (POUND)33 million for the six months ended September 1998.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL
CONDITION

Second Quarter Fiscal Year 1999 vs.
Second Quarter Fiscal Year 1998


And


Year to Date Fiscal Year 1999 vs Year to
Date Fiscal Year 1998


Results of Operations

Net income before extraordinary item
for the year to date period increased by (POUND)6 million (23%) from (POUND)26 million to (POUND)32 million due primarily to the following:
the settlement of earlier years tax
liabilities resulting in a (POUND)12 million release of tax provisions; a (POUND)6 million release of deferred tax provision due to a reduction in the UK corporation tax rate from 31% to 30%; changes in the regulation of supply business revenues and increases in electricity and gas supply margins due to reduced purchase costs. These items were partly offset by increased interest expense and a write down in the investment in Ionica.


Income statement line items which
changed significantly were:
					      Increase (Decrease)
   				 Second Quarter            Year to Date
				 (POUND)       %          (POUND)    %
				(in millions)             (in millions)

Operating Revenues                 31         11          66        13

Gross Margin                       12         12          28        15
Maintenance			   (4)       (21)	  (3)       (9)
Selling, General and
  Administrative                   10         45           7        14
Loss on Investment in Ionica       (5)       N/A         (11)      N/A
Interest Expense                   (5)       (17)        (10)      (18)
(Credit) Provision for
  Income Taxes                      5         83          (8)     (800)
Extraordinary item -
  UK Windfall Tax                (134)       N/A        (134)      N/A



The increase in operating revenues is largely due to the signing of new electricity contracts with Non-Franchise Supply Customers in April 1998 and the commencement of residential gas sales in Fiscal Year 1999. In addition, beginning with
Fiscal Year 1999 there was a change in the regulation of supply business revenues in that the Supply Price Control Formula covering supply of electricity to Franchise Supply Customers ended and was replaced by supply regulation based on maximum tariffs for residential and smaller business electricity customers in Yorkshire's Franchise Area
(Yorkshire's service area as determined by its PES license) whose annual consumption is under 12,000 kWh. Consequently, accruals to reduce operating revenues to the regulated amount which were made in the first six months of Fiscal Year 1998 were not required in the first six months of Fiscal Year
1999.

The changes in revenues noted above, in
addition to reduced purchase costs for electricity and gas, caused gross margin to increase.

The reduction in maintenance expense is due to delays in maintenance work and an increased emphasis on capital work during the first half of Fiscal Year 1999.

The increase in selling, general and
administrative costs is due primarily to costs incurred in relation to year 2000 modifications and expenditures in relation to the opening up of the competitive market in the supply business. These increases were partially offset by a change in respect of identifying the element of costs to be capitalized within the distribution network, reducing operating expenses by (POUND)7 million.

Management have further written down the investment in Ionica to their estimate of fair value by charging an unrealized loss of (POUND)5 million before taxes in the second quarter of Fiscal Year
1999. This is in addition to the (POUND)41 million charged in the Fiscal Year 1998 and the (POUND)6 million charged in the first quarter of Fiscal Year 1999, bringing the remaining book value down to (POUND)3 million. The reduction in fair value of the investment was recognized by management as "other than temporary" following an announcement by Ionica on May 22, 1998 that Ionica had been unsuccessful in negotiating release of credit lines from providers of bank finance and had been advised to obtain further equity investment prior to seeking further bank funding. On October 29, 1998 Ionica appointed administrators as they had been unable to obtain further equity investment. Management is currently assessing the recoverability of the remaining investment.

The increase in interest expense arises from the debt in connection with Yorkshire Group's acquisition of Yorkshire Electricity Group plc being drawn down in installments during the first quarter of Fiscal Year 1998 and higher interest rates.

The first quarter of Fiscal Year 1999 was favorably affected by a (POUND)12 million settlement related to earlier years' tax liabilities.

In the second quarter of Fiscal Year 1998, the UK rate of corporation tax on income was reduced from 33% to 31%, resulting in a tax release of (POUND)12 million. In the second quarter of Fiscal Year
1999, a further reduction in the rate of corporation tax on income, from 31% to 30%, was enacted by the UK government. The impact of this reduction was approximately (POUND)6 million.

The effective income tax rate decreased from
(5)% in the first six months of Fiscal Year 1998 to
(45)% in the first six months of Fiscal Year 1999.
 The effective income tax rate in both quarters has been increased by the amortization of goodwill, which is not deductible for UK income tax purposes.

On July 2, 1997 the UK government enacted a
"windfall tax" to be applied at that date to companies privatized by flotation and regulated by relevant privatization statutes. The windfall tax is not deductible for UK income tax purposes and was recorded as an extraordinary charge in Fiscal
Year 1998. The final installment of the windfall tax, which amounts to (POUND)67 million is due for payment in December 1998.

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

Yorkshire Group's credit facility with Union
Bank of Switzerland (the "1997 Credit Facility") matured on July 30, 1998 and has been refinanced by a (POUND)550 million syndicated credit facility. This credit facility consists of four tranches which are: Tranche A a (POUND)150 million 364 day revolving credit with a one-year extension option; Tranche B a (POUND)130 million 5 year term loan; Tranche C a (POUND)50 million 5 year revolving credit facility and Tranche D a (POUND)220 million 5 year revolving credit facility. Tranches A and B have been drawn down to repay the 1997 Credit Facility and Tranches C and D have replaced existing committed bank facilities.

Year 2000 Problem

A potentially world-wide problem has arisen with computer programs and micro-processing chips due to the method used to represent the year part of a date. This may lead systems and equipment to wrongly interpret dates falling after December 31, 1999. In addition, certain systems may fail to detect that the year 2000 is a leap year.

Company State of Readiness:

The company has established a program which addresses both computer hardware and software e.g.
mainframe, servers and applications, and embedded chips e.g. in the electricity distribution network
, which are being tested, and repaired or replaced as necessary.

Work has been prioritized in accordance with business risk. The highest priority has been given to those activities which potentially impact on safety and/or continuity of electricity supply to customers.

The problem is also being addressed with third parties that the Company has material relationships with, chiefly suppliers, customers and government organizations and regulators. Assurances are being sought from key suppliers regarding their state of Year 2000 readiness.

The company is actively involved in national forums with other members of the electricity industry and other utilities such as gas, telecommunications and water to share good practice and to provide consolidated information to the UK
Department of Trade and Industry and to the UK
Electricity Industry Regulator regarding progress.



Progress on readiness of critical systems is shown below.

                              I T Systems               Non-I T Systems

Year 2000 Program             Completion                Completion
Phases                        Date/                     Date/
                              Estimated                 Estimated
                              Completion    Percentage  Completion    Percentage
                              Date          Complete    Date          Complete

Program Initiation Phase
  Mobilization of the         October 30,   100%        October 30,   100%
Program, including            1997                      1997
establishing awareness,
structure and budgets and:
  Performance of High Level
Business Impact Analysis
including establishing key
issues for each business
area.

Project Scoping Phase
  Sizing the problems,        March 31,     100%        May 31,        100%
including gathering           1998                      1998
detailed inventory
information and
additional risk analysis
and:
  Determining costed
business solutions,
including examination of
options to achieve date
conformance in the time
required.

Project Delivery Phase

  Management of the           March 31,     50%         June 1,        85%
implementation cycle and      1999                      1999
delivery of the project.



Costs to Address the Company's Year 2000 Issue

The company has expended (POUND)5 million to September 30, 1998 on the Year 2000 Program and estimates spending an additional (POUND)15 million to achieve Year 2000 readiness. Of this (POUND)20 million, approximately (POUND)15 million will be expensed as incurred and (POUND)5 million will be capitalized. The company intends to fund these expenditures through internal sources. Although significant , the cost of becoming Year 2000 ready is not expected to have a material impact on the Company's results of operations, cash flows or financial condition.

Risks of the Company's Year 2000 Issues

The applications posing the greatest business risk to the Company's operations should they experience Year 2000 problems are the power distribution systems, telecommunications systems, energy trading systems and billing systems. The potential problems related to erroneous processing by, or failure of, these systems are power service interruptions to customers, interrupted revenue collection and poor customer relations.

As discussed the company is monitoring its relationships with third parties, such as suppliers
(including the generators). However these third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty.

Due to the complexity of the problem and the interdependent nature of systems, if the company's corrective actions, and/or the actions of others not affiliated with Yorkshire, fail for critical applications, Year 2000 - related issues may materially adversely affect Yorkshire.

Company's Contingency Plans

The company is currently developing contingency plans to address possible Year 2000 failure of equipment or critical suppliers. A risk based approach has been adopted in the development of contingency plans on a case-by-case basis and shall be complete by the end of September 1999.


PART II.	   OTHER INFORMATION

Item 5.  Other Information


On September 14, 1998 the domestic electricity market opened up to competition in the UK. From that date more than 750,000 customers in certain geographic areas, including some customers supplied by Yorkshire, were able to choose their electricity supplier. Over the coming months choice will spread to other customers so that all 24 million homes and 2 million small firms across the country will have that choice.

Yorkshire was one of only 4 PESs to meet the scheduled target date for the opening of the domestic market.

Recently proposed combinations involving (i)
Southern Electric plc and Scottish Hydro-Electric plc and (ii) PowerGen plc and East Midlands
Electricity plc have raised a number of regulatory and competitive issues in the UK electric utilities industry. The consummation, or failure to consummate, these combinations and the resolution of the attendant regulatory and competitive issues may change the conduct of Yorkshire's business in the future. The nature and magnitude of any such change cannot be determined at this time.

On September 24, 1998 the Secretary of State for Trade and Industry announced the appointment of Callum McCarthy as the next Director General of Gas
Supply from November 1, 1998 and Director General of Electricity Supply from January 1, 1999.
Mr McCarthy will be appointed as the first Energy
Regulator for Great Britain subject to legislation to amalgamate the regulatory regime for gas and electricity. Both appointments will run until October 31, 2003.

Reference is made to Form 10-Q for the quarter ended June 30, 1998, Part II. Item 5. "Other
Information", for a review of the preliminary conclusions and discussion relating to a UK
Government review of energy sources for power generation. On October 8, 1998 the UK Government issued the conclusions of this review in a White
Paper: "Conclusions on the Review of Energy Sources for Power Generation and Government Response to
Fourth and Fifth Reports of the Trade and Industry
Committee".

The White Paper has been presented by the UK
Government as a radical program to reform electricity trading arrangements, forming part of a key government policy to ensure secure, diverse and sustainable supplies of energy at competitive prices.

The reform program comprises:

1. reform of the electricity trading
arrangements in England and Wales;

2. seeking opportunities for divestment by the major coal-fired generators to ensure competition in, and more intensive use of, coal-fired flexible plant;

3. pressing forward with competition in
electricity supply for all customers;

4. a proper regulatory framework separating distribution from supply activities;

5. resolving the technical issues about the growth of gas;

6. continuing to press for open energy markets in Europe.

On October 21, 1998 the UK Government published a Consultation Paper in relation to modernizing the framework for utility regulation entitled: "Public
Consultation Paper on the Future of Gas and Electricity Regulation". This Consultation Paper further describes the reform program identified above. Comments on this consultation paper have been requested by November 16, 1998.

Reference is made to Form 10-K Part I Item 1
"Affiliate  Businesses and Other Investments -
Power Generation" and "Business Restructuring". In
1998 Yorkshire reached conditional agreement to sell its 75% share and loan interests in RPG to IVO. IVO is a subsidiary of Imatran Voima Oy, part of Finland's energy group Forum. IVO already owned
25% of RPG. The transaction, which is part of Yorkshire's larger strategy to reduce debt by divesting generation assets, is expected to be completed by December 30, 1998. RPG owns Brigg power station, a 272-megawatt combined cycle, gas-fired plant located in North Lincolnshire, England.
 Yorkshire will continue to own 191.4 megawatts of generating capacity after the sale of RPG and is in the process of evaluating indicative offers for its remaining generation assets.



LEGAL PROCEEDINGS

Reference is made to Form 10-K Part I "Legal
Proceedings". In case of the ongoing litigation with respect to another corporation's use of actuarial surpluses declared in the Electricity
Supply Pension Scheme, the court's decision in favor of the corporation has been appealed. The appeal hearing took place on October 26, 1998. The matter remains pending.





Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit 10.1 - Settlement Agreement for the
Electricity                     Industry in
Scotland, dated as of
               August 14, 1998.

Exhibit 10.2 - Agreements for (POUND)550 million
Credit
               Facility, each dated July 22,
1998, for
               Yorkshire Power Group Limited,
among
               Yorkshire Power Group Limited
and the
               banks' names therein.


Exhibit 27   - Financial Data Schedule.


(b)    Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YORKSHIRE POWER GROUP LIMITED



BY:


BY:/S/ Armando A. Pena

Armando A. Pena
Chief Financial Officer and Director
DATE BY: November 12,  1998
