Form 10-Q
period 1998-12-31
YORKSHIRE POWER GROUP LTD
filed 1999-02-16
CIK 1056090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended DECEMBER 31, 1998

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

                 	Description of     Shares Outstanding
Registrant           Common Stock       at January 31, 1998


Yorkshire Power     Par Value (POUND)1 Per Share     440,000,002
Group Limited

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARY COMPANIES

Form 10-Q

For The Quarter Ended December 31, 1998

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION						Page

Consolidated Statements of Income 						   5
Consolidated Balance Sheets						   7
Consolidated Statements of Cash Flows						   9
Consolidated Statements of Changes in Shareholders' Equity		  11
Notes to Consolidated Financial Statements				  13
Management's Discussion and Analysis of Results of
    Operations and Financial Condition					  18


PART II.    OTHER INFORMATION

Item 5      Other Information						  25
Item 6      Exhibits and Reports on Form 8-K				  28


SIGNATURES						  29



Forward Looking Statements

Certain statements in this Form 10-Q under Part I
Financial Information - "Management's Discussion and Analysis of Results of Operations and Financial Condition" may constitute forward looking statements. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Yorkshire Group or any of its subsidiaries, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions in the UK, the Yorkshire franchise area and elsewhere; currency fluctuations; governmental, statutory, regulatory or administrative initiatives affecting Yorkshire Group, Yorkshire or the UK electric and gas utilities industries; general industry trends; competition; the cost and availability of electricity, gas and other alternative energy sources; hedging costs; changes in business strategy, developments, plans or vendor relationships; availability, terms and deployment of capital; availability of qualified personnel; increased rates of taxes or other changes in tax law; changes in, or the failure or inability to comply with, governmental regulation, including, without limitation, environmental regulations; the ability of Yorkshire to adequately identify and address Year 2000 issues and the ability of third parties to do the same; the ability of Yorkshire to identify and implement Year 2000 contingency plans; and other factors referenced in this Form 10-Q. These forward looking statements speak only as of the date of this Form 10-Q.

SELECTED DEFINITIONS


"1998 Audited Financial Statements" means the audited financial statements of Yorkshire Group for Fiscal Year 1998.

"1997 Audited Financial Statements" means the audited financial statements of Yorkshire Group for Fiscal Year 1997.

"1997 Credit Facility" means Yorkshire Group's 1997 Credit
Facility with Union Bank of Switzerland.

"Fiscal Year" means a year ended March 31.

"Form 10-K" means the Annual Report on Form 10-K of Yorkshire
Group for Fiscal Year 1998.

"Ionica" means Ionica Group plc.

"IVO" means IVO Energy Limited.

"kW" means kilowatts.

"MMC" means the UK Monopolies and Mergers Commission.

"MW" means megawatt.

"Non-Franchise Supply Customers" means customers who within the most recent twelve month period have an average peak demand of more than 100 kW in the three months of the highest maximum demand during such period.

"PES" means public electricity supplier.

"REC" means one of the twelve regional electricity companies in England and Wales licensed to distribute and supply electricity.

"Regulator" means the Director General of Electricity Supply in Great Britain.

"RPG" means Regional Power Generators Limited.

"UK" means the United Kingdom.

"US" means the United States.


"YCL" means Yorkshire CoGen Limited, a subsidiary of Yorkshire.

"Yorkshire" means Yorkshire Electricity Group plc and its subsidiaries.

"Yorkshire Finance" means Yorkshire Power Finance Limited, a subsidiary of Yorkshire Group.

"Yorkshire Group" means Yorkshire Power Group Limited and its subsidiaries.

"Yorkshire Holdings" means Yorkshire Holdings plc, a subsidiary of Yorkshire Group.

"Yorkshire Trust" means Yorkshire Capital Trust I.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(in millions)
	(UNAUDITED)

                                                    Three Months Ended
                                            December 31,           December 31,
                                                  1998                  1997

                                           (POUND)        $            (POUND)
                                                    (See Note 1)

OPERATING REVENUES . . . . . . . . . . . .    379        631              349

COST OF SALES. . . . . . . . . . . . . . .    253        421              263

GROSS MARGIN . . . . . . . . . . . . . . .    126        210               86

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     14         23                6
  Depreciation and Amortization. . . . . .     19         32               18
  Selling, General and Administrative. . .     37         62               14

       INCOME FROM OPERATIONS. . . . . . .     56         93               48

OTHER INCOME, NET. . . . . . . . . . . . .      -          -                1

NET INTEREST EXPENSE:
  Interest Expense . . . . . . . . . . . .    (33)       (55)             (29)
  Interest Income. . . . . . . . . . . . .      2          3                2
       Net Interest Expense. . . . . . . .    (31)       (52)             (27)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES . .  . . . . . . . .     25         41               22

PROVISION FOR INCOME TAXES . . . . . . . .      5          8                5

INCOME FROM CONTINUING OPERATIONS
  BEFORE DISCONTINUED OPERATIONS . . . . .     20         33               17

LOSS FROM DISCONTINUED OPERATION
  NET OF INCOME TAX (CREDIT) OF
    (POUND)(1) ($(2)) AND (POUND)- . . . .      -          -               (1)

GAIN ON DISPOSAL OF DISCONTINUED
  OPERATION NET OF INCOME TAXES OF
    (POUND)30 ($50) . . . . . . . . .. . .     25         42                -

NET INCOME . . . . . . . . . . . . . . . .     45         75               16

The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(in millions)
	(UNAUDITED)
                                                      Nine Months Ended
                                               December 31,         December 31,
                                                  1998                  1997

                                           (POUND)     $               (POUND)
                                                    (See Note 1)

OPERATING REVENUES . . . . . . . . . . . .    972      1,617              876

COST OF SALES. . . . . . . . . . . . . . .    632      1,051              604

GROSS MARGIN . . . . . . . . . . . . . . .    340        566              272

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     45         75               40
  Depreciation and Amortization. . . . . .     56         93               53
  Selling, General and Administrative. . .     93        155               63

       INCOME FROM OPERATIONS. . . . . . .    146        243              116

OTHER (EXPENSE) INCOME:
  Loss on Investment in Ionica . . . . . .    (11)       (18)               -
  Other Income, Net. . . . . . . . . . . .      4          6                3
       Total Other (Expense) Income, Net .     (7)       (12)               3

NET INTEREST EXPENSE:
  Interest Expense . . . . . . . . . . . .    (99)      (164)             (85)
  Interest Income. . . . . . . . . . . . .      5          8                9
       Net Interest Expense. . . . . . . .    (94)      (156)             (76)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . .     45         75               43

(CREDIT) PROVISION FOR INCOME TAXES. . . .     (4)       (6)                4

INCOME FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM AND DISCONTINUED
    OPERATIONS . . . . . . . . . . . . . .     49         81               39

INCOME FROM DISCONTINUED OPERATION
  NET OF INCOME TAXES OF (POUND)1 ($2)
 AND (POUND)2.                                  3          5                3

GAIN ON DISPOSAL OF DISCONTINUED
  OPERATION NET OF INCOME TAXES OF
    (POUND)30 ($50). . . .. . . . . . . .      25         42                -

INCOME BEFORE EXTRAORDINARY ITEM . . . . .     77        128               42

EXTRAORDINARY LOSS - UK WINDFALL TAX . . .      -          -             (134)

NET INCOME (LOSS). . . . . . . . . . . . .     77        128              (92)


The accompanying notes are an integral part of these consolidated financial statements

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)

                                                                               March 31,
                                                          December 31, 1998    1998
                                                          (POUND)   $          (POUND)
                                                                 (See Note 1)
ASSETS
FIXED ASSETS:
  Property, Plant and Equipment, Net of Accumulated
    Depreciation of (POUND)95 ($158) and (POUND)53 . .       952     1,584       992
  Construction Work in Progress. . . . . . . . . . . .        11        18        68

          Total Fixed Assets . . . . . . . . . . . . .       963     1,602     1,060


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         8        13        35
  Investments. . . . . . . . . . . . . . . . . . . . .        29        48        41
  Accounts Receivable, Less Provision for
    Uncollectible Accounts of (POUND)8 ($13) and (POUND)6.    67       111        62
  Unbilled Revenue . . . . . . . . . . . . . . . . . .       102       170        78
  Receivable from the Sale of YCL. . . . . . . . . . .        95       158         -
  Prepaids and Other . . . . . . . . . . . . . . . . .        31        52        50

          Total Current Assets . . . . . . . . . . . .       332       552       266


OTHER ASSETS:
  Goodwill, Net of Accumulated Amortization of
    (POUND)44 ($73) and (POUND)25. . . . . . . . . . .       930     1,547       969
  Investments, Long-Term . . . . . . . . . . . . . . .        60       100        73
  Prepaid Pension Asset. . . . . . . . . . . . . . . .        91       152        75
  Other Non-Current Assets . . . . . . . . . . . . . .        26        43        19


          Total Other Assets . . . . . . . . . . . . .     1,107     1,842     1,136

Total Assets . . . . . . . . . . . . . . . . . . . . .     2,402     3,996     2,462



The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                                              March 31,
                                                       December 31, 1998      1998
                                                          (POUND)     $        (POUND)
                                                                 (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES
SHAREHOLDERS' EQUITY
  Share Capital, (POUND)1 par value common shares,
    440,000,100 authorized and 440,000,002
    issued and outstanding . . . . . . . . . . . . . .       440       732       440
  Retained Deficit . . . . . . . . . . . . . . . . . .       (40)      (66)     (117)

    Total Shareholders' Equity . . . . . . . . . . . .       400       666       323

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .     1,107     1,842     1,026

SHORT-TERM DEBT REFINANCED . . . . . . . . . . . . . .         -         -       164

Company-Obligated Mandatorily Redeemable Trust
  Securities of Subsidiary Holding Solely Junior
  Subordinated Deferrable Interest Debentures (Note 2)       168       279         -

OTHER NON-CURRENT LIABILITIES:
  Deferred Income Taxes. . . . . . . . . . . . . . . .       204       339       208
  Provision for Uneconomic Electricity
    and Gas Contracts. . . . . . . . . . . . . . . . .        31        52        84
  Other . . . . .  . . . . . . . . . . . . . . . . . .        14        23        15

    Total Other Non-Current Liabilities. . . . . . . .       249       414       307

CURRENT LIABILITIES:
  Current Portion of Long-Term Debt. . . . . . . . . .         8        13         5
  Short-Term Debt. . . . . . . . . . . . . . . . . . .       225       374       319
  Accounts Payable . . . . . . . . . . . . . . . . . .        97       162        82
  Accrued Liabilities and Deferred Income. . . . . . .        74       123        63
  Income Taxes Payable . . . . . . . . . . . . . . . .        32        53        40
  Windfall Tax Payable . . . . . . . . . . . . . . . .         -         -        67
  Other Current Liabilities. . . . . . . . . . . . . .        42        70        66

    Total Current Liabilities. . . . . . . . . . . . .       478       795       642

Total Liabilities. . . . . . . . . . . . . . . . . . .     2,002     3,330     2,139

COMMITMENTS AND CONTINGENCIES (NOTE 4)

Total Shareholders' Equity and Liabilities . . . . . .     2,402     3,996     2,462


The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)

                                                            Nine Months Ended
                                                      December 31,      December 31,
                                                         1998              1997
                                                  (POUND)      $            (POUND)
Cash Flows From Operating Activities:
Net Income (Loss). . . . . . . . . . . . . .         77        128             (92)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided By Operating Activities:
  Gain on Sale of Discontinued Operations. .        (25)       (42)              -
  Depreciation and Amortization. . . . . . .         61        102              58
  Gain on Sale of Fixed Assets . . . . . . .         (3)        (5)             (3)
  Loss on Investment in Ionica . . . . . . .         11         18               -
  Deferred Income Taxes. . . . . . . . . . .          3          5              (7)
Changes in Assets and Liabilities:
  Receivables and Unbilled Revenue . . . . .        (29)       (48)              6
  Provision for Uneconomic Electricity
    and Gas Contracts. . . . . . . . . . . .        (10)       (17)             (2)
  Income Taxes Payable . . . . . . . . . . .         (5)        (8)             (3)
  Windfall Tax . . . . . . . . . . . . . . .        (67)      (111)             67
  Prepaid Pension Asset. . . . . . . . . . .        (16)       (27)            (10)
  Accounts Payable . . . . . . . . . . . . .         15         25              33
  Other Current Liabilities. . . . . . . . .        (15)       (25)             24
  Other. . . . . . . . . . . . . . . . . . .          7         12              (8)

    Net Cash Provided by Operating
      Activities . . . . . . . . . . . . . .          4          7              63

Cash Flows From Investing Activities:
  Proceeds from Sale of Discontinued
    Operations . . . . . . . . . . . . . . .         42         70               -
  Capital Expenditures . . . . . . . . . . .       (106)      (177)           (129)
  Proceeds from Sale of Property,
    Plant and Equipment. . . . . . . . . . .          5          8              20
  Purchases of Long-Term Investments . . . .          -          -              (8)
  Proceeds from Sale of Long-Term Investments         -          -              25
  Purchase of Yorkshire Electricity Group plc         -          -          (1,474)
  Purchase of Short-Term Investments . . . .         (2)        (3)            (10)
  Other. . . . . . . . . . . . . . . . . . .          1          2               1

    Net Cash Used in Investing Activities. .        (60)      (100)         (1,575)

Cash Flows From Financing Activities:
  Proceeds From Issuance of Trust Securities        162        269               -
  Proceeds From Issuance of Common Stock . .          -          -             440
  Proceeds From Issuance of Long-Term Debt .        130        216               -
  Net Change in Short-Term Debt. . . . . . .       (258)      (429)            973
  Repayment of Long-Term Debt. . . . . . . .         (5)        (8)             (4)

Net Cash Provided by Financing Activities. .         29         48           1,409

Decrease in Cash and Cash Equivalents. . . .        (27)       (45)           (103)

Cash and Cash Equivalents at Beginning of Period     35         58             221

Cash and Cash Equivalents at End of Period .          8         13             118

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)
                                                             Nine Months Ended
                                                      December 31,        December 31,
                                                         1998                1997
                                                  (POUND)       $            (POUND)
Cash Paid for Interest . . . . . . . . . . . . .      65        108              66

Cash Paid for Income Taxes . . . . . . . . . . .      67        111              71



The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	(in millions, except shares)
	(UNAUDITED)



For the three months ended December 31, 1998:



              		                   Share Capital          Retained
			                 Shares     Amount        Deficit        Total
                                                    (POUND)       (POUND)       (POUND)

Balance, October 1, 1998 . . . . . . .440,000,002     440            (85)          355
Net Income . . . . . . . . . . . . . .         -        -             45            45

Balance, December 31, 1998 . . . . . .440,000,002     440            (40)          400



For the three months ended December 31, 1997:
                                                     Unrealized
				                     Shares       Profit (Loss)
				                     Subscribed   on Available
	  			    Share Capital    But Not      For Sale       Retained
       				    Shares  Amount   Yet Issued   Investments    Deficit    Total
                                          (POUND)     (POUND)     (POUND)       (POUND)     (POUND)
Balance, October 1, 1997 . . .436,000,002  436          4           20           (108)        352
Unrealized Loss on Available
  for Sale Investments . . . .          -    -          -          (38)            -          (38)
Issuance of Ordinary Shares. .  4,000,000    4         (4)           -             -            -
Net Income . . . . . . . . . .          -    -          -            -            16           16

Balance, December 31, 1997 . .440,000,002  440          -          (18)          (92)         330






The accompanying notes are an integral part of these consolidated financial statements.


	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	(in millions, except shares)
	(UNAUDITED)



For the nine months ended December 31, 1998:



 				          Share Capital          Retained
  				       Shares       Amount       Deficit       Total
                                                 (POUND)        (POUND)       (POUND)

Balance, April 1, 1998   . . . . 440,000,002       440          (117)          323
Net Income . . . . . . . . . . .          -          -            77            77

Balance, December 31, 1998 . . . 440,000,002       440           (40)          400




For the nine months ended December 31, 1997:

			                               Unrealized
			                               Loss on
			                               Available
			           Share Capital       For Sale       Retained
			          Shares    Amount     Investments    Deficit      Total
                                            (POUND)     (POUND)        (POUND)     (POUND)

Balance, April 1, 1997 . . . .           2      -           -            -            -
Issuance of Ordinary Shares .  440,000,000    440           -            -          440
Unrealized Loss on Available
  for Sale Investments . . . .           -      -         (18)           -          (18)
Net Loss . . . . . . . . . . .           -      -           -          (92)         (92)

Balance, December 31, 1997 . . 440,000,002    440         (18)         (92)         330




The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	        DECEMBER 31, 1998
 	(UNAUDITED)


1.	GENERAL

The accompanying unaudited financial statements should be read in conjunction with the 1998 Audited Financial Statements filed in Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

The consolidated financial statements of Yorkshire Group are presented in pounds sterling and in conformity with accounting principles generally accepted in the United
States of America.

The consolidated balance sheets, income statements, statements of cash flows and certain information in the notes to the consolidated financial statements are presented in pounds sterling ((POUND)) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of ((POUND)) 1 = $1.6638, the closing mid-point in London on December 31, 1998, as published in The Financial Times. This presentation has not been translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         DECEMBER 31, 1998
 	(UNAUDITED)


2.	FINANCING AND RELATED ACTIVITIES

Yorkshire Trust, is a statutory business trust wholly owned by Yorkshire Power Group Limited, created for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of Junior Subordinated Deferrable Interest Debentures, Series A due 2038 (the "Debentures") to be issued by Yorkshire Finance, a subsidiary of Yorkshire Group. On June 9, 1998 Yorkshire Trust issued 11,000,000 shares of 8.08% Trust Securities at the liquidation amount of $25 per Trust Security. Yorkshire Trust invested the $275 million proceeds in an equivalent amount of Debentures, of Yorkshire Finance. Yorkshire Finance in turn loaned the net proceeds to Yorkshire Power Group Limited. Substantially all of Yorkshire Trust's assets will consist of the Debentures.

The Trust Securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are redeemable, in whole or in part at the option of Yorkshire Finance or at any time upon the occurrence of certain events. Yorkshire Group considers that the mechanisms and obligations relating to Yorkshire Trust Securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of Yorkshire Trust's payment obligations with respect to the Trust Securities.

The net proceeds of the issue were used for the repayment of short term debt.

Yorkshire Group's 1997 Credit Facility matured on July
30, 1998 and has been refinanced by a (POUND)550 million syndicated credit facility. This credit facility consists of four tranches which are: Tranche A a (POUND)150 million 364 day revolving credit with a one-year extension option; Tranche B a (POUND)130 million 5 year term loan; Tranche C a (POUND)50 million 5 year revolving credit facility and Tranche D a (POUND)220 million 5 year revolving credit facility. Tranches A and B were drawn down to repay the 1997 Credit Facility. At December 31, 1998 amounts outstanding under the above facility were as follows:
Tranche A - (POUND)100 million; Tranche B - (POUND)130 million and Tranche D - (POUND)90 million.


	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998
 	(UNAUDITED)


3.	NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No.
130 "Reporting Comprehensive Income" was adopted by
Yorkshire Group in the first quarter of Fiscal Year 1999.
SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income," which is the total of net income and all transactions not included in the net income affecting equity except those with shareholders. There was an (POUND)18 million unrealized loss on available for sale investments in the nine months ended
December 31, 1997 which is a difference between comprehensive income and net income. There is no material difference between comprehensive income and net income for the first nine months of Fiscal Year 1999.

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

EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" was issued during the quarter ended December 31, 1998 and will be effective for fiscal years beginning after December 15, 1998. Management is currently assessing the impact that the above standard will have on Yorkshire Group.


4.	CONTINGENCIES

Yorkshire Group continues to be involved in certain other matters discussed in the Fiscal Year 1998 Financial
Statements, Note 5, and Management's Discussion and Analysis of Results of Operations and Financial Condition.



	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         DECEMBER 31, 1998
 	(UNAUDITED)



5.	IONICA

Reference is made to Note 7 to the 1998 Audited Financial
Statements. Yorkshire Group charged an unrealized loss of (POUND)11 million to the Income Statement in the first six months of Fiscal Year 1999 to write down Yorkshire Group's investment in Ionica to management's estimate of fair value.

Ionica announced on October 29, 1998 that it had appointed administrators for its operating subsidiary due to its inability to obtain further investment necessary to continue trading and expand its service. Ionica plans to distribute net assets after closing the operating subsidiary. The Ionica Board has been advised that this is a complex process that may take a considerable time to complete. The remaining book value at December 31, 1998 ((POUND)3 million) represents management's estimate of net realizable value.


6.	DISCONTINUED OPERATIONS - GENERATION BUSINESS

In November 1998, Yorkshire completed the sale of its 75% interest in RPG to IVO. IVO is a subsidiary of Imatran Voima
Oy, part of Finland's energy group Forum.  RPG owns Brigg
Power Station, a 272-megawatt combined cycle, gas fired plant located in North Lincolnshire, England. The net book value of the assets sold was (POUND)14 million. The cash consideration received from IVO, including payment for the intercompany balance and net of cash retained by RPG, was (POUND)42 million. In addition, certain contracts between Yorkshire and RPG were renegotiated enabling Yorkshire Group to reduce its balance sheet provision for uneconomic gas and electricity contracts.
The sale resulted in an increase in Net Income in the three month and nine month periods ended December 31, 1998 of (POUND)18 million.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	                         DECEMBER 31, 1998
 	(UNAUDITED)



On December 31, 1998 Yorkshire entered into an unconditional agreement to sell its subsidiary, YCL, to PowerGen CHP Limited, a subsidiary of PowerGen plc. YCL owns three combined heat and power plants and seven peaking facilities with a total declared capacity of 70 MW which are operational, a 50 MW combined cycle gas plant currently under test operation, a 56 MW combined heat and power plant under construction and a 56 MW combined heat and power plant under development. Yorkshire will purchase portions of the output of these facilities for up to 20 years. The net book value of the assets sold was (POUND)3 million. The consideration for the sale, including the payment for the intercompany balance of (POUND)67 million, was a (POUND)95 million note receivable due January 5, 1999. The total gain on the sale is (POUND)15 million, of which (POUND)8 million after tax was included in Net Income in the period ended December 31, 1998. The remaining (POUND)7 million is deferred and will be amortized over the life of contracts existing between Yorkshire and YCL.

The remaining generating assets of Yorkshire, windpower plants held within a 50:50 joint venture company, Yorkshire
Windpower Limited, were sold in February 1999 for a loss of (POUND)1 million. At December 31, 1998 these assets were considered impaired and the loss was reflected in that period.

These transactions complete the disposal of Yorkshire's generation business.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Third Quarter Fiscal Year 1999 vs. Third Quarter Fiscal Year
1998


And


Year to Date Fiscal Year 1999 vs. Year to Date Fiscal Year
1998


Results of Operations

Net income from continuing operations before extraordinary item and discontinued operations for the year to date period increased by (POUND)10 million (26%) from (POUND)39 million to (POUND)49 million due primarily to the following: the settlement of earlier years tax liabilities resulting in a (POUND)12 million reduction in estimated tax liabilities and increases in electricity and gas supply margins. These items were partly offset by increased interest expense, an increase in selling, general and administrative costs and a write down in the investment in Ionica.


Income statement line items which changed significantly were:

			       Increase ( Decrease)
			    Third Quarter        Year to Date
		         (POUND)       %          (POUND)       %
			 (in millions)       (in millions)

Operating Revenues            30        9          96       11

Gross Margin                  40       46          68       25
Maintenance                    8      133           5       13
Selling, General and
  Administrative              23      164          30       48
Loss on Investment in Ionica   -        -          11      N/A
Interest Expense               4       14          14       16
(Credit) Provision for
  Income Taxes                 -        -          (8)    (200)
Extraordinary item -
  UK Windfall Tax              -        -        (134)    (100)



The increase in operating revenues is largely due to the signing of new electricity contracts with Non-Franchise
Supply Customers in April 1998 and the commencement of residential gas sales in Fiscal Year 1999.

The changes in revenues noted above, in addition to reduced purchase costs for electricity and gas, caused gross margin to increase.

The increase in the year-to-date maintenance expense is due primarily to increased engineering information system costs in Fiscal Year 1999. The increase in maintenance expense in the third quarter of Fiscal Year 1999 when compared with the third quarter of Fiscal Year 1998 is due to a change in respect of identifying the element of costs to be capitalized within the distribution network, which reduced maintenance expense by (POUND)8 million in the third quarter of Fiscal Year 1998.

The increase in selling, general and administrative costs is due primarily to expenditures in relation to the opening up of the competitive market in the supply business, including ongoing marketing and customer service costs, and costs incurred in relation to Year 2000 modifications.

Earlier in Fiscal Year 1999, management wrote down the investment in Ionica to their estimate of fair value by charging an unrealized loss of (POUND)11 million before taxes. This was in addition to the (POUND)41 million charged in Fiscal Year 1998, bringing the remaining book value down to (POUND)3 million. The reduction in fair value of the investment was recognized by management as "other than temporary" following an announcement by Ionica on May 22, 1998 that Ionica had been unsuccessful in negotiating release of credit lines from providers of bank finance and had been advised to obtain further equity investment prior to seeking further bank funding. On October 29, 1998 Ionica appointed administrators, as they had been unable to obtain further equity investment.


The increase in interest expense arises from the debt in connection with Yorkshire Group's acquisition of Yorkshire Electricity Group plc being drawn down in installments during the first quarter of Fiscal Year 1998 and higher interest rates in Fiscal Year 1999.

The first quarter of Fiscal Year 1999 was favorably affected by a (POUND)12 million settlement related to earlier years' tax liabilities.


In the second quarter of Fiscal Year 1998, the UK rate of corporation tax on income was reduced from 33% to 31%, resulting in a tax release of (POUND)12 million. In the second quarter of Fiscal Year 1999, a further reduction in the rate of corporation tax on income, from 31% to 30%, was enacted by the UK Government. The impact of this reduction was approximately (POUND)6 million in the nine month period ended December 31, 1998.

The effective income tax rate decreased from 9% in the first nine months of Fiscal Year 1998 to (9)% in the first nine months of Fiscal Year 1999. The effective income tax rate in both years has been increased by the amortization of goodwill, which is not deductible for UK income tax purposes.

On July 2, 1997 the UK Government enacted a "windfall tax" to be applied at that date to companies privatized by flotation and regulated by relevant privatization statutes. The windfall tax is not deductible for UK income tax purposes and was recorded as an extraordinary charge in Fiscal Year 1998. The final installment of the windfall tax, which amounted to (POUND)67 million was paid in December 1998.

Financial Condition

During the first quarter of Fiscal Year 1999 Yorkshire
Trust, a statutory business trust wholly owned by Yorkshire Power Group Limited, issued 11,000,000 shares of 8.08% Trust Securities at the liquidation amount of $25 per Trust Security. The proceeds of $275,000,000 were invested in an equivalent amount of 8.08% Junior Subordinated Deferrable Interest Debentures, Series A due June 30, 2038 issued by Yorkshire Finance. Yorkshire Finance in turn loaned the net proceeds to Yorkshire Power Group Limited, which repaid short term debt.

Yorkshire Group's 1997 Credit Facility matured on July
30, 1998 and has been refinanced by a (POUND)550 million syndicated credit facility. This credit facility consists of four tranches which are: Tranche A a (POUND)150 million 364 day revolving credit with a one-year extension option; Tranche B a (POUND)130 million 5 year term loan; Tranche C a (POUND)50 million 5 year revolving credit facility and Tranche D a (POUND)220 million 5 year revolving credit facility. Tranches A and B were drawn down to repay the 1997 Credit Facility. At December 31, 1998 amounts outstanding under the above facility were as follows:
Tranche A - (POUND)100 million; Tranche B - (POUND)130 million and Tranche D - (POUND)90 million.


Legal Proceedings

Reference is made to Form 10-K Part I. "Legal
Proceedings". In the case of the ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the Electricity Supply Pension Scheme (ESPS), the court's decision in favour of the corporations has been appealed. On February 10, 1999 the Court of Appeal ruled that the particular arrangements made by the corporations to dispose of the surplus, partly by cancelling liabilities relating to additional pension payments resulting from early retirement, were invalid. The Court of Appeal did not order the corporations to make payments to the ESPS but will hold a further hearing to decide what action needs to be taken. It is likely that the case will then be referred to the House of Lords.

Yorkshire has made similar use of actuarial surplus.
Pension deficiency costs totalling (POUND)26 million have been offset against actuarial surplus. Management is in the process of reviewing the Court of Appeal's decision and any potential impact of this decision on its results of operations and financial condition. The final outcome of this matter cannot now be determined.

Year 2000 Issues

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




Progress on readiness of critical systems is shown below.
                              I T Systems               Non-I T Systems

Year 2000 Program             Completion                Completion
Phases                        Date/                     Date/
                              Estimated                 Estimated
                              Completion    Percentage  Completion    Percentage
                              Date          Complete    Date          Complete
Program Initiation Phase
  Mobilization of the         October 30,   100%        October 30,   100%
Program, including            1997                      1997
establishing awareness,
structure and budgets and:
  Performance of High Level
Business Impact Analysis
including establishing key
issues for each business
area.

Project Scoping Phase
  Sizing the problems,        March 31,     100%        May 31,        100%
including gathering           1998                      1998
detailed inventory
information and
additional risk analysis
and:
  Determining costed
business solutions,
including examination of
options to achieve date
conformance in the time
required.

Project Delivery Phase

  Management of the           June 30,      74%         June 30,        94%
implementation cycle and      1999                      1999
delivery of the project.



Costs to Address the Company's Year 2000 Issue

The Company has expended (POUND)10 million to December 31, 1998 on the Year 2000 Program and estimates spending an additional (POUND)9 million to achieve Year 2000 readiness. Of this (POUND)19 million, approximately (POUND)15 million will be expensed as incurred and (POUND)4 million will be capitalized. The Company intends to fund these expenditures through internal sources.
 Although significant , the cost of becoming Year 2000 ready is not expected to have a material impact on the Company's results of operations, cash flows or financial condition.


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

Due to the complexity of the problem and the interdependent nature of systems, if the Company's corrective actions, and/or the actions of others not affiliated with Yorkshire Group, fail for critical applications, Year 2000 - related issues may materially adversely affect Yorkshire Group.

Company's Contingency Plans

The Company is currently developing contingency plans to address possible Year 2000 failure of equipment or critical suppliers. A risk based approach has been adopted in the development of contingency plans on a case-by-case basis and shall be complete by the end of September 1999.


European Monetary Union

On January 1, 1999, 11 European Union countries formed an economic and monetary union and introduced a single currency, the Euro. Although the UK did not join at this time, the UK Government has indicated that it may join in the future. Management is currently assessing the effort required to prepare Yorkshire Group for the potential introduction of the Euro in the UK.

PART II.	   OTHER INFORMATION

Item 5  Other Information

Reference is made to Form 10-Q for the quarter ended September 30, 1998, Part II. Item 5. "Other Information" for a discussion of the UK Government consultation paper relating to the Future of Gas and Electricity Regulation. On November 13, 1998, Yorkshire responded to this consultation paper. In its response, Yorkshire:

Supported both the introduction of separate licensing for supply and distribution activities and also the proposal to establish separate legal companies (which could be in common ownership) for each. It stated its belief that the costs associated with this change must be recognized in the price control mechanism and that forced separation of ownership is unnecessary.

 Stated its belief that a radical split of operational arrangements is not in the interests of customers and that companies should not be forced to operate supply and distribution separately unless the benefits outweigh the costs.

Stated its belief that suppliers should be placed on an equal footing in the competitive electricity supply market.

Reference is made to Form 10-K Part 1. Item 1. "Business-Regulation under the Electricity Act - The Regulator" for a discussion of the Regulator's consultation paper on the separation of the distribution and supply businesses of PESs and the future treatment of metering and meter reading. On November 30, 1998, the Regulator published a second consultation paper on the separation of PES activities, particularly distribution and supply, with a view to PES's producing initial proposals by May 1999 to give effect to greater separation. This consultation paper also proposed major reform of the metering and meter reading of PES's, including the need to introduce competition in all metering activities by April 2000. Yorkshire responded to this consultation paper, stressing the significant degree of separation that already exists within Yorkshire and highlighting the potential cost of additional operational separation.


Reference is made to Form 10-Q for the quarter ended September 30, 1998, Part II. Item 5. "Other Information" for a discussion of a UK Government program to reform electricity trading arrangements. Also on November 30, 1998, the Regulator published a framework document describing the delivery and implementation of new electricity trading arrangements based upon market trading arrangements in commodities markets elsewhere. The arrangements are designed to better facilitate the development of competition, to ensure maximum transparency and to give all interested parties the opportunity to participate in the process. The feasibility of April 2000 as a target date for introducing the new trading arrangements is currently being assessed.

Reference is made to Form 10-Q for the quarter ended September 30, 1998, Part II. Item 5. "Other Information" for an explanation of the opening up to competition of the domestic electricity market in the UK. Since September 1998 the Regulator has announced several dates for the beginning of competition in supply to residential and small commercial customers for all 14 PES areas. By June 1999 the process is expected to be completed for all PES customers. Yorkshire will open its full market to competition on February 22, 1999, making it one of the first PESs to do so.

On January 22, 1999, the UK Government issued an
"Invitation to Comment" on the proposed merger between American Electric Power Inc ("AEP") and Central and South West Corporation ("CSW"). AEP has a 50% interest in Yorkshire Group through a joint venture with New Century Energies, Inc and CSW owns Seeboard plc, the REC serving the Southeast coast of England. The UK Government is considering whether this acquisition qualifies for investigation under the merger provisions of the Fair Trading Act 1973. Should it be found to qualify, the merger may be referred to the MMC for investigation and report. On February 5, 1999, the Regulator published a consultation paper on the regulatory issues for both Yorkshire Group and Seeboard plc under the proposed merger. Comments have been invited on this consultation paper by February 19, 1999.


Reference is made to Form 10-Q for the quarter ended September 30, 1998, Part II. Item 5. "Other Information", for information relating to proposed industry combinations. On November 25, 1998 National Power plc announced its acquisition of the supply business of Midlands Electricity plc and on January 27, 1999 the European Commission authorized Electricite de France's acquisition of London Electricity. National Power's acquisition has involved the first separation of a REC's distribution and supply businesses. Such combinations continue to raise both competitive and regulatory issues that may affect Yorkshire in the future.

Reference is made to Form 10-K Part I. Item 1. "Affiliate
Businesses and Other Investments - Power Generation" and
"Business Restructuring" and also Form 10-Q for the quarter ended September 30, 1998 Part II. Item 5. "Other
Information". On November 26, 1998, Yorkshire completed the sale of its 75% interest in RPG to IVO. On December 31, 1998, Yorkshire sold YCL and on February 9, 1999, Yorkshire also sold its 50% share interest in Yorkshire Windpower
Limited, both to subsidiaries of PowerGen plc. Substantially all of the cash received from these sales, net of cash retained by RPG, approximately (POUND)139m, will be used to reduce the debt of Yorkshire Group.


Legal Proceedings

Reference is made to Form 10-K Part I. "Legal
Proceedings" for details of ongoing litigation against Yorkshire. On October 7, 1999, Yorkshire filed a defense to the claim made against it by Optimum Solutions Limited. The final outcome of this matter cannot be determined at present.

Reference is made to Form 10-K Part I. "Legal
Proceedings". In the case of the ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the Electricity Supply Pension Scheme (ESPS), the court's decision in favour of the corporations has been appealed. On February 10, 1999 the Court of Appeal ruled that the particular arrangements made by the corporations to dispose of the surplus, partly by cancelling liabilities relating to additional pension payments resulting from early retirement, were invalid. The Court of Appeal did not order the corporations to make payments to the ESPS but will hold a further hearing to decide what action needs to be taken. It is likely that the case will then be referred to the House of Lords.


Yorkshire has made similar use of actuarial surplus.
Pension deficiency costs totalling (POUND)26 million have been offset against actuarial surplus. Management is in the process of reviewing the Court of Appeal's decision and any potential impact of this decision on its results of operations and financial condition. The final outcome of this matter cannot now be determined.



Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:


Exhibit 27   - Financial Data Schedule.


(b)    Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YORKSHIRE POWER GROUP LIMITED



BY:


/s/Armando A. Pena

Armando A. Pena
Chief Financial Officer and Director