Form 10-K
period 1999-03-31
YORKSHIRE POWER GROUP LTD
filed 1999-06-29
CIK 1056090

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
	(Mark One)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 1999

OR

	( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ......................to.....................

                 Registrant, State or other Jurisdiction
Commission       of Incorporation or Organization,          I.R.S. Employer
File Number      Address and Telephone Number            Identification No.

333-47925	Yorkshire Power Group Limited	84-1393785
	Wetherby Road
	Scarcroft
	Leeds LS14 3HS
	United Kingdom
	011-44-113-289-2123
================================================================

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

A description of the registrant's common stock follows:

                                	Description of 		    Shares Outstanding
Registrant                      	Common Stock                 	 at May 31, 1999


Yorkshire Power Group         Par Value (POUND)1 Per Share           440,000,002
Limited

TABLE OF CONTENTS
									 Page
PART I

Item 1   Business
Yorkshire Group and the US Parents		                          8
Yorkshire's Businesses				                         11
The Electric Utility Industry in
  Great Britain			      			                 22
UK Environmental Legislation			                         48
UK and EU Competition Law				                 49
Employees							         50
Presentation of Certain Information and
  Exchange Rates			 		                 51
Item 2   Properties							 51
Item 3   Legal Proceedings						 51
Item 4   Submission of Matters to a Vote of
           Security Holders			                         53

PART II

Item 5   Market for Registrant's Common Equity and
           Related Stockholder Matters				         54
Item 6   Selected Financial Data					 54
Item 7   Management's Discussion and Analysis of Results
           of Operations and Financial Condition		         61
Item 7A  Quantitative and Qualitative Disclosures About
           Market Risk					                 88
Item 8   Financial Statements and Supplementary Data		         89
Item 9   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure	                144

PART III

Item 10  Directors and Executive Officers of
           the Registrant					        145
Item 11  Executive Compensation					        147
Item 12  Security Ownership of Certain Beneficial Owners
           and Management				                148
Item 13  Certain Relationships and Related Transactions	                149

PART IV

Item 14  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K					        150


Signatures								151

FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-K under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition", "Business" and elsewhere constitute forward looking statements. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Yorkshire Group or any of its subsidiaries or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions in the UK, the Authorized Area and elsewhere; currency fluctuations; governmental, statutory, regulatory or administrative initiatives affecting Yorkshire Group, Yorkshire or the UK electric and gas utilities industries; general industry trends; competition; the cost and availability of electricity, gas and other alternative energy sources; changes in commodity prices, interest rates and hedging costs; changes in business strategy, development plans or vendor relationships; availability, terms and deployment of capital; availability of qualified personnel; increased rates of taxes or other changes in tax law; changes in, or the failure or inability to comply with, governmental regulation, including, without limitation, environmental regulations; Year 2000 issues; the potential introduction of the Euro; and other factors referenced in this Form 10-K. These forward looking statements speak only as of the date of this Form 10-K.

SELECTED DEFINITIONS

When used in this report, the following terms will have the meanings indicated.

"1935 Act" means Public Utility Holding Company Act of 1935, as amended

"Acquisition" means acquisition of Yorkshire, indirectly, by Yorkshire Group, effective April 1, 1997

"AEP" means American Electric Power Company, Inc.

"AEP Resources" means AEP Resources, Inc.

"Authorized Area" means Yorkshire's service area as determined by its PES license

"British Energy" means British Energy plc

"Calendar Year" means a year ended December 31

"Centrica" means Centrica plc, the former supply business of British Gas plc

"CFDs" means contracts for differences

"Competition Act" means the Competition Act 1998

"Competition Commission" means the body created by the Competition Act to take over the existing functions of the UK
Monopolies and Mergers Commission

"CSW" means Central and South West Corporation

"DAMS" means Distribution Asset Management System

"Data Management Services" means the metering and data services in support of the electricity trading arrangements

"Designated Customer" means any residential customer or commercial customer using less than 12,000 kWh of electricity per year

"DGGS" means the Director General of Gas Supply

"EC" means European Community, a previous name for the EU

"Electricity Act" means the Electricity Act 1989
"EMFs" means electromagnetic fields

"Energy Group" means The Energy Group plc

"ESPS" means Electricity Supply Pension Scheme

"EU" means European Union (See "EC")

"Fiscal Year" means a year ended March 31

"Fossil Fuel Levy" means a levy system instituted to reimburse the generators and the RECs for the extra costs involved in generating electricity from non-fossil fuel plants as compared to generating electricity from fossil fuel plants

"Franchise" means an electricity supply franchise granted to PESs between 1990 and 1998 where second tier suppliers were prevented from supplying certain customers whose electricity usage was below the Franchise Limit

"Franchise Limit" means (a) during the four year period from March 31, 1990, to March 30, 1994: one megawatt; and (b) during the succeeding four year period from March 31, 1994, to March
30, 1998: 0.1 megawatt

"Franchise Supply Customers" means electricity customers who within the most recent twelve month period have an average peak demand ("Peak Demand") in the three months of highest demand during such period below the Franchise Limit

"Green Tariffs" means electricity tariffs that incorporate higher unit charges because the electricity is sourced from renewable energy sources which currently have a higher production cost

"Grid" means the UK's national grid transmission system

"GWh" means gigawatt hours

"Ionica" means Ionica Group plc

"km" means kilometers

"kV" means kilovolts

"kW" means kilowatts

"kWh" means kilowatt hours

"LV" means low voltage

"March Green Paper" means the UK Government's Green Paper of
March 1998 entitled "A Fair Deal for Consumers: Modernizing the
Framework for Utility Regulation"

"MW" means megawatt

"National Power" means National Power plc

"NCE" means New Century Energies, Inc.

"NFFO" means the Non-fossil fuel obligation - the obligation of the RECs to obtain a specified amount of generating capacity from non-fossil fuel sources

"NGC" means the National Grid Company plc, which is wholly-owned by NGG

"NGG" means the National Grid Group plc

"Non-Franchise Supply Customers" means electricity customers who within the most recent twelve month period have an average peak demand ("Peak Demand") in the three months of the highest maximum demand during such period above the Franchise Limit

"OFFER" means the Office of Electricity Regulation, the body appointed by the Government of the UK to regulate the electricity industry in Great Britain

"OFGAS" means the Office of Gas Regulation, the body appointed by the Government of the UK to regulate the gas industry in Great Britain

"Own-generation limits" means the limit imposed by the PES license on the extent of generation capacity in which a REC may hold an interest

"Peak Demand" means the maximum electricity demand recorded in any half-hourly period at the customer's site by the appropriate metering

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

"Predecessor Company" means Yorkshire prior to its acquisition, indirectly, by Yorkshire Group

"Pro Forma Fiscal Year 1997" means unaudited pro forma information for the Fiscal Year ended March 31, 1997

"REC" means one of the 12 regional electricity companies in England and Wales licensed to distribute and supply electricity

"Regulator" means The Director General of Electricity Supply in
Great Britain

"RETA" means revised electricity trading arrangements

"RPG" means Regional Power Generators Limited

"Scottish and Southern" means Scottish and Southern Energy plc

"Scottish Power" means Scottish Power plc

"SEC" means the US Securities and Exchange Commission

"SFAS" means US Statement of Financial Accounting Standards

"Successor Company" means Yorkshire Power Group Limited and its subsidiaries

"Supply" means the supply of electricity and gas

"Swing Contracts" means gas purchase contracts that contain options which enable the buyer to vary the volumes of gas taken under the contract from time to time (typically on a daily basis). The major obligation of the buyer is to purchase a specific minimum volume over the contract period.

"UK" means the United Kingdom

"UK GAAP" means accounting principles generally accepted in the UK

"Unit" means kWh

"US" means the United States of America

"US GAAP" means accounting principles generally accepted in the US

"US Parents" means AEP and NCE

"YCL" means Yorkshire CoGen Limited

"YEPL" means Yorkshire Electric Power Limited, a subsidiary of
Yorkshire Electricity Group plc

"Yorkshire" means Yorkshire Electricity Group plc and its subsidiaries

"Yorkshire Finance" means Yorkshire Power Finance Limited, a subsidiary of Yorkshire Power Group Limited

"Yorkshire Group" means Yorkshire Power Group Limited and its subsidiaries

"Yorkshire Holdings" means Yorkshire Holdings plc, a subsidiary of Yorkshire Power Group Limited

"Yorkshire Trust" means Yorkshire Capital Trust I

PART I

ITEM 1.   BUSINESS


YORKSHIRE GROUP AND THE US PARENTS


YORKSHIRE GROUP

Yorkshire Power Group Ltd was incorporated as a private company with limited liability under the laws of England and Wales in July 1996. In 1997, Yorkshire Group was utilized in connection with the joint acquisition by the US Parents of Yorkshire, one of the twelve RECs in England and Wales. Yorkshire Group gained effective control of Yorkshire on April 1, 1997. Yorkshire Group's primary asset is the outstanding shares of Yorkshire Holdings, a public limited company incorporated under the laws of England and Wales, which in turn beneficially owns all of the outstanding shares of Yorkshire. Yorkshire Holdings was organized as a wholly-owned subsidiary of Yorkshire Group solely for holding the share capital of Yorkshire and has no other significant operations.

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

YORKSHIRE

Yorkshire's principal businesses are the distribution of electricity to approximately two million customers in its Authorized Area and the supply of electricity primarily within its Authorized Area. As discussed below under "Business Restructuring", Yorkshire began to operate the distribution and Supply businesses as more self-sufficient businesses in Fiscal Year 1999. If efficient and effective, Yorkshire will still provide certain services jointly for both businesses.

YORKSHIRE TRUST

Yorkshire Trust is a statutory business trust created under Delaware law pursuant to the filing of a certificate of trust with the Delaware Secretary of State on February 4, 1998. Yorkshire Trust will terminate in 2043, but may dissolve earlier, as provided in the agreement. Yorkshire Trust exists exclusively to act as a financing vehicle for Yorkshire Group, through its holding certain debt instruments issued by Yorkshire Finance and the issuance of its Trust Securities.

THE US PARENTS

AEP

AEP is an electric utility holding company registered under the 1935 Act. AEP owns all of the outstanding common stock of AEP Generating Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Kingsport Power Company, Ohio Power Company and Wheeling Power Company. These eight utility subsidiaries are engaged in the generation, purchase, transmission, distribution and sale of electricity to over 3 million retail customers in portions of the states of Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia. AEP also directly owns all the outstanding common stock of AEP Resources and, indirectly, of AEP Resources International Limited, whose primary businesses are the development of, and investment in, exempt wholesale generators, foreign utility companies, qualifying cogeneration facilities and other power projects. In the year ended December 31, 1998, AEP generated consolidated operating revenues of $6.3 billion and had consolidated assets of approximately $19.5 billion.

On December 22, 1997, AEP and CSW, a Dallas, Texas based electric utility holding company that is registered under the 1935 Act, announced that their Boards of Directors had approved and signed a definitive merger agreement. CSW owns four electric operating subsidiaries serving 1.7 million customers in Texas, Oklahoma, Louisiana and Arkansas. CSW also owns SEEBOARD plc, a REC which serves the southeast of England ("SEEBOARD"). Under the merger agreement, each share of CSW common stock will be converted into 0.6 share of AEP common stock. Based on the price of AEP's common stock on December 19, 1997, the transaction would be valued at $6.6 billion. The combined company will be named American Electric Power Company, Inc. and will be based in Columbus, Ohio. The merger is conditional upon the approvals of various state and federal regulatory agencies.

Assuming the receipt of all required approvals, the merger is currently expected to be consummated by the end of 1999.

Because of AEP's interest in Yorkshire Group and CSW's interest in SEEBOARD, for the purposes of the UK Fair Trading
Act 1973, the merger of AEP's and CSW's UK interests into common ownership qualifies for investigation by the UK Office of Fair
Trading ("OFT").

Following a submission to the OFT by AEP and CSW, the OFT on January 22, 1999, issued an "invitation to comment" requesting written representations about any competition or public interest implications in relation to the AEP/CSW merger. In accordance with the concordat between the OFT and OFFER, the OFT consult OFFER before advising the Secretary of State for Trade and Industry whether a merger or acquisition should be referred to the Competition Commission. On February 5, 1999, OFFER issued a consultation paper on the regulatory issues involved with respect to the AEP/CSW merger and requested comments by February 19, 1999.

NCE

NCE is also an electric utility holding company registered under the 1935 Act. NCE owns all the outstanding common stock of Public Service Company of Colorado, Cheyenne Light, Fuel and Power Company and Southwestern Public Service Company, which serve approximately 1.6 million electric customers in portions of the states of Colorado, Texas, New Mexico, Oklahoma, Kansas and Wyoming and approximately 1.1 million gas customers in portions of the states of Colorado and Wyoming. These three electric and gas utility subsidiaries are principally engaged in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. In the year ended December 31, 1998, NCE generated consolidated operating revenues of $3.6 billion and had consolidated assets of approximately $7.7 billion.

On March 25, 1999, NCE and Northern States Power Co. ("NSP") announced that they had entered into a definitive merger agreement.

YORKSHIRE'S BUSINESSES

DISTRIBUTION BUSINESS

Yorkshire's distribution business consists of the ownership, management and operation of the electricity distribution network within Yorkshire's Authorized Area. The primary activity of the distribution business is the receipt of electricity from the Grid and the distribution of electricity to end users connected to Yorkshire's power lines. Because Yorkshire's distribution business is substantially a regulated monopoly, virtually all electricity supplied (whether by Yorkshire's electricity supply business or by other suppliers) to consumers in the Authorized Area is transported through its distribution network, thus providing Yorkshire with a stable distribution volume unaffected by customer choice of supplier. As a holder of a PES License, Yorkshire is subject to a price cap regulatory framework providing economic incentives to operate in a cost effective manner. See "The Electric Utility Industry in Great Britain".

Distribution Business Customers, Units Distributed, Revenues and
Operating Profit

Yorkshire's Authorized Area covers approximately 10,000 square km (3,860 square miles) from the Pennine uplands in the west, and the cities of Leeds, Bradford and Sheffield, to the City of Hull, the ports of the Humber estuary and the eastern coastline. It encompasses the counties of West Yorkshire, East Yorkshire and almost all of South Yorkshire, together with parts of North Yorkshire, Derbyshire, Nottinghamshire, Lincolnshire and Lancashire. The regional economy is diverse. The traditional heavy industries of iron and steel, coal mining, textiles and engineering continue to contribute to the regional economy, but their overall significance has declined, particularly in the last decade. During this period, other industries, such as chemicals and food and drink, have expanded, as have service sector activities such as finance, retailing and leisure. The region is well served by road and rail networks, has three regional airports, and the seaports of the Humber estuary provide access to European markets.

The following table sets out details of Yorkshire's distribution customers and the volume of electricity distributed, as well as distribution operating revenues and operating income at the dates and for the periods presented:

          At March 31,

                                 	     1999         1998        1997

Number of customers connected
Residential			          1,955,110    1,930,719   1,910,752

Commercial			            126,768      126,812     126,003

Industrial				     21,034       21,455      21,889


Total				          2,102,912    2,078,986   2,058,644

        						Fiscal Year

   					    1999         1998        1997
Electricity distributed (GWh)
Residential			           7,351        7,149       7,196

Commercial				   6,135        5,800       5,580

Industrial				   9,629       10,484      10,566


Total					  23,177       23,433      23,342

					          (In Millions)

Distribution operating revenues         (POUND)322    (POUND)309 (POUND)308
Distribution operating income           (POUND)153    (POUND)154 (POUND)127

The amounts shown above for operating revenues and operating income have been taken from the consolidated financial statements. The basis of segment reporting was changed during Fiscal Year 1999 and the financial statements for Fiscal Year 1998 have been restated on this basis. No restatement of the Fiscal Year 1997 financial statements has been made. See Part II, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, Results of Operations, "Fiscal Year 1998 for the Successor Company Compared with Fiscal Year 1997 for the Predecessor Company".


Competition in the Distribution Business

Yorkshire has not experienced significant competition in its distribution business. Yorkshire believes that the cost of providing a duplicate distribution network connected to the Grid would be prohibitive. To the extent a customer may invest in its own on-site electric generating plants, however, such customers would no longer require distribution and related services from Yorkshire except for standby connection to the Grid. The distribution business is subject to marginal loss of income from related services, such as metering. For a discussion of proposals impacting metering, see "The Electric Utility Industry in Great Britain - Distribution of Electricity
- Price Control" and "Regulation Under the Electricity Act - Separation of Electricity Distribution and Supply; Metering and Meter Reading".

Since 1995 work to connect customers to the network has become contestable as customers are able to provide their own connections to the network by employing an approved contractor. Some work, such as design and energizing the connection has remained non-contestable and is still carried out by Yorkshire. The Regulator is looking for ways to increase competition in the provision of connections. Since 1995, in Yorkshire's Authorized Area, only one connection has been provided other than by Yorkshire.

Data Management Services

With the recent introduction of competition to the electricity supply market, customers are now able to select their electricity supplier. Significant additional costs have been incurred by the distribution business to develop new systems for services to facilitate competition. The new services, termed "data management services" include meter operation, data retrieval, processing and aggregation, meter point administration and distribution use of system billing.

The phase-in of competition in the electricity supply market started in September 1998 and was completed for all PESs in May 1999. Yorkshire presently estimates that the total costs for re-engineering and information technology work will be (POUND)67 million. Of such amount, approximately (POUND)19 million was accounted for in Fiscal Year 1997, (POUND)31 million in Fiscal Year 1998 and (POUND)16 million in Fiscal Year 1999, with (POUND)1 million expected to be accounted for in Fiscal Year 2000. The Regulator has made proposals (which have been accepted by Yorkshire) to allow Yorkshire recovery of (POUND)25 million over a five year period ending March 31, 2003. A further (POUND)7 million is expected to be recovered through Pool cost recovery and other national mechanisms and (POUND)8 million has been capitalized as such amount is expected to provide future benefits to the Supply business, with the balance of (POUND)27 million being expensed. Of the amount expended, approximately (POUND)19 million was expensed in Fiscal Year 1997, (POUND)2 million was expensed in Fiscal Year 1998 and (POUND)5 million was expensed in Fiscal Year 1999. The residual amount of approximately (POUND)1 million will be expensed in Fiscal Year 2000 as incurred.

The Regulator has also made proposals (which have been accepted by Yorkshire) to provide an annual allowance of (POUND)3 million for the period 1998 through 2000 to cover related operating costs. This allowance will be reviewed at the time of the Distribution Price Control Formula Review in 2000.

The Regulator's proposals also provided that RECs should be penalized as a result of the market opening being delayed beyond
April 1998. Yorkshire has incurred a penalty of (POUND)3 million as a consequence of the delay. A provision for penalties of (POUND)3 million was included in the results for Fiscal Year 1998.

Strategy for the Distribution Business

Yorkshire's distribution business strategy consists of maintaining a reliable and safe distribution system which meets customer expectations while maximizing its operating efficiencies and fulfilling its regulatory obligations.

To implement its strategy, Yorkshire is taking a number of steps. Yorkshire intends to maintain a sufficient level of investment in the distribution system to ensure its continued reliability and safety. In Fiscal Year 1999, Yorkshire invested (POUND)181 million in the distribution system, of which (POUND)125 million represented capital improvements in new substations, cables and overhead lines and (POUND)56 million represented expenditures related to the operation, repair and maintenance of the distribution system. Yorkshire is currently completing its investment in DAMS that has centralized information previously stored in over sixty computerized and paper-based systems into one integrated computerized system.
The centralization of such information has improved both access to and quality of information which is vital to the operation and management of an efficient distribution system.

Yorkshire is also continuing to maintain and improve its responses to system faults. In Fiscal Year 1999, Yorkshire restored services to 94.3% of all customers affected by faults within three hours and on average a Yorkshire customer was without power for only 53.6 minutes.

Distribution Facilities

Electricity is transported across the Grid at 400 kV or 275 kV to 21 grid supply points within Yorkshire's distribution network, where NGC transforms the voltage to 132 kV, 66 kV and 33 kV for entry into Yorkshire's distribution system.

At March 31, 1999, Yorkshire's distribution system consisted of:

                        	LV	11kV	Above 11kV

Number of metered supplies  2,092,589	 1,683	   25
Total length of circuits     29,030km	20,296km	4,850km
Percentage underground	       91%	   51%	  26.5%

The primary distribution system consists of 21 grid supply points from the Grid, an additional 68 supply points and 359 primary substations. At March 31, 1999, the installed transformer capacity with a secondary voltage higher than 650 volts at these substations was 20,857,000 kVA. Remote control facilities enable the real time monitoring and operation of most of these larger substations from one central control room.

Yorkshire's distribution substations amount to 13,110 indoor substations, 2,453 outdoor substations and 16,681 pole mounted substations. At March 31, 1999, the installed transformer capacity with a secondary voltage less than 650 v was 9,649,570 kVA.

SUPPLY BUSINESS

Electricity Supply

Yorkshire's electricity supply business consists of selling electricity to end users, purchasing such electricity and arranging for its distribution to those end users. Under its PES License, Yorkshire had an exclusive right to supply electricity to Franchise Supply Customers between 1990 and 1998. Between September 1998 and February 1999 competition was introduced and the electricity supply business inside Yorkshire's Authorized Area is now fully open to competition.

Competition in the Electricity Supply Business

The electricity supply business was divided between Franchise Supply Customers within the Authorized Area, and Non-Franchise Supply Customers, inside and outside the Authorized Area. The non-franchise threshold was lowered to 100 kW in April 1994 allowing competition in the supply of electricity for these customers while Franchise Supply Customers remained subject to price regulation. On September 14, 1998, competition was introduced to the domestic electricity market in the UK. Since then the Regulator has announced several dates for the introduction of competition in supply to residential and small commercial customers for all 14 PES areas. The process was completed for all PES customers in May 1999. Yorkshire opened its full market to competition on February 22, 1999, making it one of the first PESs to do so. The Regulator, however, proposed transitional price regulation for Designated Customers for an initial period of two years from April 1, 1998, until an adequate level of competition is established. Yorkshire subsequently indicated its acceptance of such proposals. The proposals (when taken together with the reduction in the Fossil Fuel Levy which became effective on April 1, 1998) have resulted in the implementation of small reductions, effective April 1, 1998, in the tariffs for Yorkshire's Designated Customers in its Authorized Area compared to the corresponding tariffs in effect in July 1997. See "The Electric Utility Industry in Great Britain - Fossil Fuel Levy". The price controls also require a change from April 1, 1999, of 3% below the level of inflation and an adjustment to allow for changes to the Fossil Fuel Levy. These requirements would result in a reduction of 0.06% to prices for Designated Customers. For Fiscal Year 2000 only the price controls also require that any penalties for delayed market start-up be passed to customers in the form of lower prices or rebates. OFFER has agreed to Yorkshire's request to delay any change in prices until October 1999 when the Fossil Fuel Levy is due to be revised.

Electricity Supply Risk Management

Yorkshire's electricity supply risk management efforts are intended to hedge the risks associated with the purchase and sale of electricity resulting from Pool price volatility. Currently virtually all electricity generated in England and Wales is sold by generators and bought by suppliers through the Pool. The most common contracts for electricity supply to Non-Franchise Supply Customers are for twelve-month terms and contain fixed rates. Yorkshire is exposed to purchase price risk (the risk associated with fluctuations in the cost of purchased electricity relative to the price received from the electricity supply customer) to the extent that it has not hedged such risk. Yorkshire substantially hedges purchasing price risk by employing a variety of risk management tools, including management of its electricity supply contract portfolio, hedging contracts and other means which mitigate the risk of Pool price volatility. Yorkshire employs risk management methods to maximize its return consistent with an acceptable level of risk.
Under the modified PES License, which became effective on April 1, 1998, Yorkshire has a price cap on the prices it may charge its Designated Customers in its Authorized Area. Because the maximum price is fixed for these customers, Yorkshire is at risk from upward movements in purchase costs. This risk is mitigated by hedging purchase contracts, mainly through CFDs, which are entered into with generators.
CFDs are contracts predominantly between generators and suppliers which fix the major elements of the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At the present time, Yorkshire expects its electricity supply demand for the Calendar Year 1999 to be substantially hedged through various types of agreements, including CFDs.
Yorkshire's ability to manage its purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as CFDs. No assurance can be given that an adequate, transparent market for such products will in fact be available.
The current system of wholesale purchasing through the Pool is under review, and a new system of trading arrangements is targeted to be in place in Autumn 2000. The new trading arrangements will require participants to submit half hourly forecasts of electricity supply and demand and endeavor to balance contract positions and metered volumes with their half hourly forecast. There will be incentives, in the form of imbalance payments, for generators and suppliers to meet their commitments. The precise nature of the incentives are currently being debated. Yorkshire is redefining current business operations in order to manage and exploit the new market by attempting to predict its customers' demand for electricity on a short-term basis as accurately as possible and to maximize the trading opportunities, while effectively managing the risks of imbalances. See "The Electric Utility Industry in Great Britain
- Regulation Under the Electricity Act - Review of Energy

Sources for Power Generation; Review of Electricity Trading
Arrangements".
Gas: Sourcing and Supply

Recognizing the long-term opportunities in the competitive gas supply market, in April 1994, Yorkshire acquired a 6.97% equity stake in the Armada off-shore gas field (the "Armada Field") for approximately (POUND)27.8 million. As of March 31, 1999, the Armada Field, which has a production life of approximately 15 years, had proven resources of approximately
1.2 trillion cubic feet (84 billion cubic feet net to Yorkshire) of gas and 68 million barrels of oil and oil equivalents (4.8 million barrels net to Yorkshire). These resources, which were last proven at October 1, 1997, are subject to review during 1999. Delivery of such gas from the Armada Field began, on schedule, in October 1997. The development costs associated with the Armada Field have been lower than originally anticipated. As of March 31, 1999, Yorkshire had invested (POUND)60 million in the Armada Field including the initial acquisition costs. The net book value of the investment at March 31, 1999 was (POUND)50 million.

Yorkshire markets gas to all sectors of the gas market which has been open to competition since May 1998. By the end of Fiscal Year 1999, Yorkshire had entered into contracts and supplied gas to more than 250,000 residential customers. Gas is sourced from Yorkshire's interest in the Armada Field, a purchase agreement with a major gas supplier designed to meet the requirements of Yorkshire's residential gas market, Swing Contracts and purchases on the spot market which are designed to give Yorkshire a balanced gas purchase portfolio. Yorkshire utilizes risk management methods, in relation to gas purchasing and supply, including storage and an interruptible customer portfolio, which are designed to maximize its return consistent with an acceptable level of risk. A system to evaluate and enable effective management of risk in gas trading was installed at the beginning of Calendar Year 1999. The system enables greater control of all transactions including daily evaluation of key parameters such as value at risk and profit and loss positions for each business unit of Yorkshire. Sale and purchase confirmations, invoicing and credit checking are also carried out by this system.

Strategy for the Supply Business

Yorkshire's Supply strategy consists of (i) protecting and sustaining Yorkshire's electricity market position within the Authorized Area, (ii) cross-selling gas to its existing customer base, (iii) securing market share for the supply of gas and electricity outside the Authorized Area to the extent that such contracts are profitable and (iv) seeking marketing and strategic alliances in the Supply business.

To implement its strategy, Yorkshire is taking a number of steps. Yorkshire is endeavoring to retain its existing Non-Franchise Supply Customers in the Authorized Area by purchasing electricity at competitive rates from power generators in the UK and providing high quality customer service. In doing so, in Fiscal Year 1999, Yorkshire maintained a significant portion of its existing business. Yorkshire has also applied this strategy to Non-Franchise Supply Customers outside its Authorized Area. For example, in Fiscal Year 1999 Yorkshire was awarded new contracts with customers such as British Steel, ICI, Smithkline Beecham, Christian Salvesen and Tetleys. Yorkshire has also gained approximately 22,000 customers newly entered into the national competitive market, from a network of agents as well as significant new business from multi-site groups such as British Telecom, Cellnet and local government authorities including Bristol City Council and Swindon Borough Council. A successful channel partnership arrangement whereby the British Chamber of Commerce promote Yorkshire has gained many small commercial customers nationwide.

Yorkshire continues to take significant steps toward developing its gas supply capabilities. By retaining its existing customer base and expanding into the new markets Yorkshire now offers customers both electricity and gas. In offering such flexibility, Yorkshire intends to solidify its relationship with these customers and provide an established market base for its developing gas supply business.

Customer Service

Yorkshire remains committed to delivering the highest standards of customer service and continues to build on its 'Customer Service Initiative' which was originally launched in 1995.

Service initiatives are co-ordinated across Yorkshire through a joint forum of the senior management of the distribution and Supply businesses.

During Fiscal Year 1999, major work has included the integration of gas and electricity processes to reflect the fully competitive sales environment in which Yorkshire now operates. Customer tracking and surveys have been developed further to ensure that regular feedback is obtained from all customer groups.

Yorkshire has carried out research with existing and potential customers, asking what is the ideal behavior of an energy supplier. These brand values have been confirmed for the competitive marketplace and have been communicated throughout the Supply business through the 'Mission Possible' initiative, a communication program which helps to ensure that all staff who deal with customers are aware of, and contribute fully to, Yorkshire's mission of delivering customer service excellence.

Results of the Supply Business

The following table sets forth the volume of electricity sold, by greater than 100kW supply customers and less than 100kW supply customers, as well as electricity and gas supply operating revenues and operating income (loss):

					     Fiscal Year

                                          1999      1998       1997
Volume (GWh):
>100kW supply customers                 10,732     9,747     10,627

<100kW supply customers (Franchise
up to 1998)                             10,944    10,489     10,489

Total                                   21,676    20,236     21,116


					   (In Millions)

Supply operating revenues         (POUND)1,336 (POUND)1,211 (POUND)1,178

Supply operating income
(loss)                              (POUND)72     (POUND)32  (POUND)(132)

The amounts shown above for operating revenues and operating income have been taken from the consolidated financial statements. The basis of segment reporting was changed during Fiscal Year 1999 and the financial statements for Fiscal Year 1998 have been restated on this basis. No restatement of the Fiscal Year 1997 financial statements has been made. See Part II, Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, Results of Operations, "Fiscal Year 1998 for the Successor Company Compared with Fiscal Year 1997 for the Predecessor Company".

The operating loss reported for the supply business for Fiscal Year 1997 was affected by a (POUND)125 million provision for uneconomic gas and electricity contracts, which was offset by an intrabusiness elimination of (POUND)47 million.

BUSINESS RESTRUCTURING

In December 1997, Yorkshire announced a planned business restructuring intended to enable it to meet increased competition and react to potential regulatory developments in the energy markets in the UK. The restructuring has resulted in the distribution and Supply businesses of Yorkshire becoming more self-sufficient businesses (sharing common services where it is effective and efficient to do so) and in a significant down-sizing of the corporate center.

As part of pre-existing plans to reduce debt, Yorkshire's generation business was disposed of during Fiscal Year 1999.

In November 1998, Yorkshire completed the sale of its 75% interest in RPG to IVO Energy Limited ("IVO"). IVO is a subsidiary of Imatran Voima Oy, part of Finland's energy group Forum. RPG owns Brigg Power Station, a 272-megawatt combined cycle, gas fired plant located in North Lincolnshire, England. The net book value of the assets sold was (POUND)14 million.
The cash consideration received from IVO, including payment for the intercompany balance and net of cash retained by RPG, was (POUND)38 million. In addition, certain contracts between Yorkshire and RPG were renegotiated enabling Yorkshire to reduce its balance sheet provision for uneconomic gas and electricity contracts. The sale resulted in an increase in net income in Fiscal Year 1999 of (POUND)18 million.

On December 31, 1998, Yorkshire entered into an unconditional agreement to sell its subsidiary, YCL, to PowerGen CHP Limited, a subsidiary of PowerGen plc. YCL owned three combined heat and power plants and seven peaking facilities with a total declared capacity of 70 MW which were operational, a 50 MW combined cycle gas plant under test operation, a 56 MW combined heat and power plant under construction and a 56 MW combined heat and power plant under development. Yorkshire will purchase portions of the output of these facilities for up to 20 years. The net book value of the assets sold was (POUND)3 million. The consideration for the sale, including the payment for the intercompany balance of (POUND)69 million, was (POUND)95 million. The total gain on the sale is (POUND)15 million, of which (POUND)8 million after tax was included in net income in Fiscal Year 1999. The remaining (POUND)7 million is deferred and will be amortized over the life of contracts existing between Yorkshire and YCL.

The remaining generating assets of Yorkshire, windpower plants held within a 50:50 joint venture company, Yorkshire
Windpower Limited, were sold in February 1999 to PowerGen UK PLC for a loss of (POUND)2 million.

Substantially all of the cash received from these sales, net of fees and cash retained by RPG, approximately (POUND)136 million, was used to reduce the debt of Yorkshire Group.

YEAR 2000 ISSUES

A potentially world-wide problem has arisen with computer programs and micro-processing chips due to the method used to represent the year part of a date. This may lead systems and equipment to interpret incorrectly dates falling after December 31, 1999. In addition, certain systems may fail to detect that the Year 2000 is a leap year (see Part II, Item 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition" for further discussion of Year 2000 issues).

THE ELECTRIC UTILITY INDUSTRY IN GREAT BRITAIN

SUMMARY

The electric utility industry in England and Wales is divided into various functions, with different companies participating in the respective functions. This is in contrast to the traditional US utility industry, in which vertically integrated companies generally participate in all functions.

INDUSTRY STRUCTURE

Great Britain has two separate but connected electricity markets, each with a different commercial framework. In England and Wales electricity is produced by generators, the largest of which are National Power, PowerGen and Nuclear Electric plc, a subsidiary of British Energy. Electricity is transmitted through the Grid by NGC and distributed by the twelve RECs in their respective Authorized Areas. Most customers are currently supplied with electricity by their local REC, although there are other suppliers holding second-tier electricity supply licenses, including other generators and RECs, who are competing to supply all electricity supply customers in those markets which are open to competition.

In Scotland there are two vertically integrated companies, Scottish Power and Scottish and Southern each generating, transmitting, distributing and supplying electricity within their respective Authorized Areas as well as competing to supply electricity elsewhere. Scottish Nuclear, another subsidiary of British Energy, sells all the electricity it generates to Scottish Power and Scottish and Southern.

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

There is no equivalent to the Pool in Scotland, but Scottish Power and Scottish and Southern are obligated by their licenses to offer electricity for sale to second-tier suppliers. They are also required to provide access to their transmission and distribution systems on a non-discriminatory basis to competing suppliers and generators.

INDUSTRY BACKGROUND

The industry structure described above was put in place in March 1990 in order to introduce competition into the generation and supply of electricity. At the same time, a licensing regime was introduced for the electricity industry both in England and Wales as well as in Scotland.

The RECs, which at that time collectively owned NGG were privatized in December 1990. National Power and PowerGen were partly privatized in March 1991 (with the balance of the UK government's holdings being sold to investors in March 1995). Scottish Power and Scottish and Southern were privatized in June 1991 and British Energy was privatized in July 1996. By December 1995, most of the RECs' ownership of NGG had been publicly sold, and NGG was listed on the London Stock Exchange. Since the summer of 1995, all of the RECs have been acquired or merged.

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

Further plant disposals of 4,000 MW each are expected as both companies seek electricity supply acquisitions.

Industry combinations involving (i) Southern Electric plc and Scottish Hydro-Electric plc (now known as Scottish and Southern Energy plc), (ii) PowerGen plc and East Midlands Electricity plc
(iii) National Power plc and the supply business of Midlands Electricity plc, and (iv) Electricite de France and London Electricity have raised a number of regulatory and competitive issues in the UK electric utilities industry. National Power's acquisition has resulted in the first separation of a REC's distribution and electricity supply businesses and the introduction of specific license conditions to provide a framework for such separation. The consummation of these combinations and the resolution of the attendant regulatory and competitive issues may change the conduct of Yorkshire's business in the future. The nature and magnitude of any such change cannot be determined at this time.

Competition in electricity supply has been progressively introduced both in England and Wales and in Scotland. The RECs in England and Wales, and Scottish Power and Scottish and Southern in Scotland, have become subject to increasing competition as the electricity supply Franchise within each Authorized Area has been gradually removed. In April 1990, electricity users with a Peak Demand in excess of 1 MW became Non-Franchise Customers of a REC and therefore were allowed to choose their electricity supplier. In April 1994, the Non-Franchise Customer class was expanded to include users with a Peak Demand in excess of 100 kW.

On September 14, 1998, competition was introduced to the domestic electricity market in the UK. Since then the Regulator has announced several dates for the introduction of competition in electricity supply to residential and small commercial customers for all 14 PES areas. In May 1999 the process was completed for all PES customers. Yorkshire opened its full market to competition on February 22, 1999 making it one of the first PESs to do so.

DISTRIBUTION OF ELECTRICITY

Accessibility Requirements

Each of the RECs is required to offer terms for connection to its distribution system to any person, for use of its distribution system to any authorized electricity operator and for the provision of supplemental and backup supplies to any person. In providing use of its distribution system, a REC must not discriminate between its own electricity supply business and that of any other authorized electricity operator, or between those of other authorized electricity operators; nor may its charges differ except where justified by differences in cost. Similar principles apply to the provision of supplemental and backup supplies of electricity, and in the carrying out of connection works. Disputes over the terms of offers may be determined by the Regulator.

Price Control

Revenue from the distribution business is controlled by a formula principally based on P x (1+(RPI-Xd)) where Xd is currently 3% (the "Distribution Price Control Formula"). P is the previous year's maximum average price per unit of electricity distributed. Because the maximum average price in any year is therefore based in part on the maximum average price in the preceding year, a price reduction in any given year has an ongoing effect on the maximum average price for all subsequent years. RPI is a measure of inflation, and equals the percentage change in the UK Retail Price Index between the six month period July to December of the two previous years.
Because RPI is based on a weighted average of the prices of goods and services purchased by a typical household, which bear little resemblance to the inputs contributing to a RECs business costs, the RPI calculation may not accurately reflect the price changes affecting RECs. The Xd factor is established by the Regulator following review. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a REC is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the REC for the relevant year. The current Distribution Price Control Formula permits RECs to partially retain additional revenues due to increased distribution of units and allows for a pound for pound increase in operating profit for efficient operations and reduction of expenses within a review period. However, during the next Distribution Price Control Formula review, the Regulator may reduce any such increase in operating profit to the extent he determines it not to be a function of efficiency savings or, if genuine efficiency savings have been made, he determines that customers should benefit through lower prices in the future.

Upon privatization, the Regulator set different Xd factors for each of the RECs to permit annual price increases by the RECs of between 0% and 2.5% (1.3% for Yorkshire) greater than RPI for the five year period ending on March 31, 1995.
Following a scheduled distribution price review by the Regulator of all twelve RECs in August 1994, the Regulator required an overall real reduction in regulated distribution prices for

Fiscal Year 1996 of between 11% and 17% (14% for Yorkshire) from the previous year, and set the Xd factor for the subsequent four year period ending on March 31, 2000, to subtract 2% from RPI in each such year. Also in connection with the August 1994 distribution price review, the Regulator, (i) halved from 100% to 50% the extent to which distribution revenues would be allowed to vary with the number of units of electricity distributed and (ii) determined numbers of Authorized Area customers based on REC forecasts for each year through and including Fiscal Year 2000, allowing distribution revenues to vary by 50% of the predetermined annual change in such forecast numbers. The stated intention of the Regulator in introducing this change was "to remove any artificial incentive on the companies to sell more electricity, while retaining a general incentive for companies to seek out and meet the needs of their customers". In light of information concerning the financial position of the RECs that emerged during the unsuccessful bid by Trafalgar House plc for Northern Electric plc (one of the RECs) and representations by Consumers' Committees and others, the Regulator conducted an unscheduled distribution price review of all twelve RECs in July 1995. As a result of this unscheduled review, the Regulator revised regulated distribution prices for the four year period ending on March 31, 2000, requiring an overall real reduction in regulated distribution prices for Fiscal Year 1997 of between 10% and 13% (13% for Yorkshire) from the previous year, and resetting the Xd factor for the remaining three year period ending on March 31, 2000 to subtract 3% from RPI in each such year.

The Distribution Price Control Formula is being reviewed. Following completion of the review, the Regulator will make a proposal for a revised formula to apply from April 1, 2000. If a REC does not agree with the proposal the Regulator may refer the proposal to the Competition Commission and, following the publication of the report of the Competition Commission, the Regulator may make appropriate modifications to the REC's PES License.

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

Since April 1995, the Distribution Price Control Formula has been notionally divided into metering and non-metering components, with the metering component equal to about 10% of each REC's allowed distribution revenue. However, the Regulator indicated when making the proposals for this split in the 1995 price control that there should be no presumption that this sum would be assigned to a metering business.

Operations related to the metering of network connections to non half-hourly metered customers (generally residential and other small customers) are subject to the metering component of the Distribution Price Control Formula. Such price controls are scheduled to be discontinued from April 1, 2000, at which time competitive market pricing is scheduled to be introduced. In a joint statement issued in January 1998, the Regulator and OFGAS made proposals concerning competition in meter reading. See "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Separation of Distribution and Electricity Supply; Metering and Meter Reading". Competitive market pricing already exists for operations related to the metering of network connections to half-hourly metered customers.

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

SUPPLY OF ELECTRICITY

Licensed Suppliers

Subject to minor exemptions, all electricity customers in Great Britain must be supplied by a licensed supplier. Licensed suppliers purchase electricity and make open access use of the transmission and distribution networks to deliver electricity to customers' premises.

There are two types of licensed suppliers: public electricity (or first-tier) suppliers, also known as PESs, and second-tier suppliers. PESs include the RECs in England and Wales, Scottish Power and Scottish and Southern. Second-tier suppliers include National Power, PowerGen, Nuclear Electric, Scottish Power, Scottish and Southern and other PESs (including RECs supplying outside their Authorized Areas) and a number of independent second-tier suppliers.

Second tier suppliers have license conditions restricting supply to certain premises. This mechanism provided for the enforcement of the PES Franchise and the phased opening of the electricity supply market to full competition.

Price Regulation:	Background

Between 1990 and 1998 the supply of electricity to supply customers of PESs was subject to "pass-through" price control. The maximum average charge per unit of electricity supplied (in pence per kilowatt hour) was controlled by a formula principally based upon (P x (1 + (RPI-Xs)) + Y) (the "Supply Price Control Formula"). The initial value of Xs was set at 0 for all the RECs on March 31, 1990. The Supply Price Control Formula was reviewed by the Regulator with effect from April 1, 1994, when the Xs factor was set at 2% for all the RECs. This applied until March 31, 1998. P was the previous year's maximum average price per unit of electricity supplied (in pence per kilowatt hour) that related to the REC electricity supply business's own costs and margin. RPI was a measure of inflation, equaling the percentage change in the UK Retail Price Index between the six month period July to December of the two previous years.
Because RPI is based on a weighted average of the prices of goods and services purchased by a typical household, which bear little resemblance to the inputs contributing to each REC's business costs, the RPI calculation may not accurately reflect the price changes affecting each REC. The Y factor was a pass-through of certain costs which are either largely outside the management control of the REC or have been regulated elsewhere. The Y factor thus covered the REC's electricity purchase costs, including both direct Pool purchase costs and costs of hedging, transmission charges made by NGC, REC distribution charges and the Fossil Fuel Levy (described below) or amounts equivalent thereto in respect of the purchase of non-leviable electricity which were attributable to Franchise Supply Customers. The Supply Price Control Formula was therefore designed to focus downward pressure on costs and working capital, which are viewed as being within suppliers' direct control.

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

Current Electricity Supply Price Regulation

The Regulator indicated in his electricity supply price restraint proposals published in October 1997, which proposals Yorkshire accepted, that price regulation for electricity supply to all Designated Customers within Yorkshire's Authorized Area, would be extended beyond March 31, 1998, until an adequate level of competition is established, and at least until March 31, 2000.

The license modifications that have been implemented to effect the new controls between 1998 and 2000 take the form of a series of price caps on the tariffs applicable to residential and small business customers. The new controls also require an additional 3% below inflation reduction effective April 1, 1999. The license modifications also discontinued the automatic pass-through of costs previously passed through to residential and business customers below 100kW, consisting primarily of purchased power costs. The correction factor, which annually adjusted prices for any imbalance between forecast and actual costs, was also discontinued from April 1, 1998. Price caps for Fiscal Year 2000 took account of the residual correction factor from Fiscal Year 1998.

In addition, the license modifications provide for an allowable charge to cover the additional cost of providing data management services that are required to be provided by each REC. For a discussion of the costs associated with these data management services, see "Yorkshire's Businesses - Distribution Business - Data Management Services". The duration and level of the allowances for operating costs are being reviewed together with the Distribution Price Control. The license modifications also provide for restraints on pre-payment meter charges.

On June 10, 1999, the Regulator published a preliminary consultation document entitled "Review of Domestic and Small Business Electricity Supply Price Regulation A Consultation Document". The document outlines the issues for consideration during the review of maximum price restraints for each of the PESs. The present price restraints apply to Designated Customers and are due to expire on March 31, 2000.

The document discusses the operation of the existing maximum price restraints and requests views on a number of issues including options for future price regulation. These include:

- continuation of the existing form of RPI-X price restraints, with possible modification to the scope of the restraints and the treatment of generation costs;

- a system of relative price regulation that links prices offered to certain protected customer groups to the prices offered to a "marker" group of customers for which competition is seen to give adequate protection; and

- removal of price restraints from April 1, 2000, and relying instead on conditions in the supply licenses and powers forthcoming under the Competition Act 1998 to protect customers (see "UK and EU Competition Law").

Responses are requested by July 9, 1999. The Regulator expects to publish initial proposals for future price regulation later this year.

The Pool

The Pool was established in April 1990 for bulk trading of electricity in England and Wales between generators and suppliers. The Pool reflects two principal characteristics of the physical generation and supply of electricity from a particular generator to a particular supplier. First, it is not possible to trace electricity from a particular generator to a particular supplier. Second, it is not practicable to store electricity in significant quantities, creating the need for a constant matching of electricity supply and demand. Subject to certain exceptions, all electricity generated in England and Wales must be sold and purchased through the Pool. All licensed generators and suppliers must become signatories to the Pooling and Settlement Agreement, which governs the constitution and operation of the Pool and the calculation of payments due to and from generators and suppliers. The Pool also provides centralized settlement of accounts and clearing. The Pool does not itself buy or sell electricity.

Prices for electricity are set by the Pool daily for each half hour of the following day based on the bids of the generators and a complex set of calculations matching electricity supply and demand and taking account of system stability, security and other costs. Each day, generators inform NGC of the amount of electricity which each of their generating units will be able to provide the next day and the price at which they are willing to operate each such unit. NGC uses this information to construct a "merit order" which ranks each generating unit in order of increasing price. NGC then schedules the stations to operate according to such merit order, calling into service the least expensive generating units first and continuing to call generating units into service until enough are operating to meet the demand of all suppliers. Factors which may constrain NGC's ability to order stations into operation in strict observance of the merit order include transmission system constraints and the inflexibility of some generating units. A computerized system (the settlement system) is used to calculate prices and to process metered, operational and other data and to carry out the other procedures necessary to calculate the payments due under the Pool trading arrangements. The settlement system is administered on a day to day basis by NGC Settlements Limited, a subsidiary of NGC, as settlement system administrator.

On November 30, 1998, the Regulator published a framework document describing the delivery and implementation of revised electricity trading arrangements ("RETA") based upon market trading arrangements in commodities markets elsewhere. See "The Electric Utility Industry in Great Britain - Regulation under the Electricity Act - Regulatory Development: Review of Electricity Trading Arrangements".

Fossil Fuel Levy

All the RECs are obligated to obtain a specified amount of generating capacity from Non Fossil Fuel generators (the NFFO). Because electricity generated from non-fossil fuel plants is generally more expensive than electricity produced from fossil fuel plants, the Fossil Fuel Levy has been instituted. The Regulator sets the rate of the Fossil Fuel Levy annually and collects and redistributes the revenues from it. The current Fossil Fuel Levy is 0.7% of the value of sales of electricity made in England and Wales and has been 0.0% of the value of sales of electricity made in Scotland since April 1, 1999.

Climate Change Levy

The UK government announced in the 1999 March Budget statement the introduction of a levy on the business use of energy, designed to encourage energy efficiency, which will be introduced from April 2001.

The tax change has been pre-announced in order to give businesses time to adjust.

Yorkshire submitted a response to the UK government on May
28, 1999. The main points of the response included the following:-

-	Yorkshire urged prompt agreement of requirements for levy
collection so that changes to billing systems can be made in a timely manner;
-	Yorkshire believed that energy supply companies should only be responsible for billing a standard rate of levy;
-	Yorkshire believed that customers using the Green Tariff
should have the climate change levy rebated.

At the present time it is not possible to quantify the cost to Yorkshire of the implementation of such a levy.

REGULATION UNDER THE ELECTRICITY ACT

The Regulator

The principal legislation governing the structure and regulation of the electricity industry in Great Britain is the Electricity Act. The Electricity Act established the industry structure described above so as to enable privatization to take place. The Electricity Act also created the institutional framework under which the industry is currently regulated, including the office of the Regulator, who is appointed by the Secretary of State. The last Regulator, Professor Stephen

Littlechild, was appointed for a five year term commencing September 1, 1989, and was reappointed in 1994 for a further five year term which would have ended on August 31, 1999, but has since left following the appointment of a joint energy regulator with responsibilities for gas and electricity. The formal title of the Regulator is Director General of Electricity Supply and head of OFFER.

On September 24, 1998, the Secretary of State for Trade and Industry announced the appointment of Callum McCarthy as the next Director General of Gas Supply from November 1, 1998, and Director General of Electricity Supply from January 1, 1999. Mr. McCarthy was appointed as the first Energy Regulator for Great Britain subject to legislation to amalgamate the regulatory regime for gas and electricity. Both appointments will run until October 31, 2003.On June 16, 1999, the UK government announced that the new name for the combined
Office of Electricity Regulation and Office of Gas Supply will be the Office of Gas and Electricity Markets (OFGEM).

The Regulator's functions under the Electricity Act include granting licenses to generate, transmit or supply electricity (a function which he exercises under a general authority from the Secretary of State); proposing modifications to licenses and, in case of non-acceptance of such proposals by licensees, making license modification references to the Competition Commission; enforcing compliance with license conditions; advising the Secretary of State in respect of the setting of each NFFO round; calculating the Fossil Fuel Levy rate and collecting the levy; determining certain disputes between electricity licensees and customers; and setting standards of performance for electricity licensees. The term "supply" as used in the context of the Electricity Act and the PES License covers both distribution and electricity supply activities.

The Regulator exercises, concurrently with the Director
General of Fair Trading, certain functions relating to monopoly situations and certain functions relating to courses of conduct which have, or are intended or likely to have, the effect of restricting, distorting or preventing competition in the generation, transmission or supply of electricity under the Competition Act (See "UK and EU Competition Law").

The Electricity Act requires the Regulator and the Secretary of State to exercise their functions in the manner each considers is best calculated to ensure that all reasonable demands for electricity are satisfied, secure that license holders are able to finance their licensed activities and promote competition in the generation and supply of electricity.

Subject to these duties, the Secretary of State and the Regulator are required to exercise their functions in the manner which each considers is best calculated: to protect the interests of consumers of electricity supplied by licensed suppliers in respect of price, continuity of electricity supply, and the quality of electricity supply services; to promote efficiency and economy on the part of licensed electricity suppliers and the efficient use of electricity supplied to consumers; to promote research and development by persons authorized by license to generate, transmit or supply electricity; to protect the public from the dangers arising from the generation, transmission or supply of electricity; and to secure the establishment and maintenance of machinery for promoting the health and safety of workers in the electricity industry. The Secretary of State and the Regulator also have a duty to take into account the effect on the physical environment of activities connected with the generation, transmission or supply of electricity.

In performing their duties to protect the interests of consumers in respect of prices and other terms of electricity supply, the Secretary of State and the Regulator are required to take into account in particular the interests of consumers in rural areas. In performing their duties to protect the interests of consumers in respect of the quality of electricity supply services, they are required to take into account in particular the interests of those who are disabled or of pensionable age.

Regulatory Developments

	Review of the Regulatory Framework

On June 30, 1997, the UK government announced its intention to conduct a comprehensive review of the regulatory framework governing the electricity distribution and supply businesses in England and Wales, as well as the regulatory framework applicable to other privatized utilities. The review culminated in proposals of the UK government designed to revise utility regulation in the UK. Among the main proposals were the retention of the "RPI-X" as the fundamental basis for price regulation; increased transparency and consistency of regulation; the merger of OFFER and OFGAS; the separate licensing of the distribution and electricity supply businesses of the PESs; the amendment of the statutory duties of utility regulators to provide a new primary duty to exercise their functions in the manner best calculated to protect the interests of the consumers in the short and long term, wherever possible through promoting competition; and adapting price regulation to distinguish between income earned through companies' own efforts and income which results from other factors. Some of these proposals would require primary legislation.

Yorkshire submitted comments on the proposals on May 29, 1998. In summary, Yorkshire welcomed the review of regulation and supported the objectives of fairness and efficiency as the key to promoting customer interests and allowing the industry to develop, but suggested that the existing regulatory system had delivered significant benefits to customers and that any changes should not undermine such benefits. Yorkshire also supported the creation of a single energy regulator and procedural changes to foster greater consistency in decision making. Furthermore while agreeing with the need to consider the separation of the electricity supply and distribution businesses, Yorkshire suggested that the licenses could be separated without forcing divestiture of such businesses and that the costs and overheads in putting in place any new arrangements should be minimized.

On July 27, 1998 the UK Government published its conclusions
(the "July Response").

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

On May 20, 1999, OFFER published a further consultation paper as part of the review of the electricity distribution price controls due to take effect from April 1, 2000. The paper contains information about quality of supply and levels of operating costs and capital expenditure in the distribution business of PESs. The main points include: the reaffirmation of the benefits of RPI-X as the principal price control mechanism; a determination to improve some of the other incentives associated with the RPI-X price regime as currently practiced; and a proposal to reallocate approximately (POUND)280 million of operating costs from the distribution businesses nationally to other PES businesses, chiefly electricity supply. The Regulator said the document was a major step forward in OFFER's thinking on distribution price controls and demonstrated their "determination to be more open about price control issues and methods". The paper did not reach conclusions about the levels of cost savings achievable by the PESs in the next review period and consequently does not propose specific new price controls for any PES.

Separation of Distribution and Electricity Supply; Metering and Meter Reading

On May 13, 1998, the Regulator issued a consultation paper on the separation of the distribution and electricity supply businesses of PESs and the future treatment of metering and meter reading. The material proposals and recommendations set out in the consultation paper are as follows:

1. Full separation of the ownership of the electricity supply and distribution businesses is recommended and appropriate interim arrangements should be contemplated for separate companies to comprise the electricity distribution and supply activities, acting independently of each other.
2. Measures should be introduced to ensure that each PES electricity supply subsidiary operates at arm's length from the distribution subsidiary. These measures would include separate contracts between the electricity supply and distribution businesses, avoiding the sharing of facilities between the businesses, requiring separate management teams for the two businesses and minimizing corporate headquarters activities.
3. The distribution company should be responsible for the maintenance and operation of the network and have a statutory duty to develop and maintain an efficient, co-ordinated and economical system of electricity distribution to facilitate competition in generation and electricity supply. It should connect any person to the network on reasonable terms and act as a "last resort" meter reading service, bought in from meter reading companies, for those suppliers not wishing to provide the service themselves.
4. All electricity suppliers should be placed on the same legislative footing and tariff supply should be replaced by supply under contract. License conditions would be introduced to protect customers and competitors against dominant suppliers.
5. Metering services should be open to competition and arrangements for transmission in Scotland should be brought into line with those in England and Wales.

In its June 1998 response to this consultation paper, Yorkshire supported separate licenses allowing separate regulation of electricity supply and distribution activities, but opposed the measures proposed by OFFER on ownership and stringent operating separation. In opposing such measures, Yorkshire, among other things, questioned whether the potentially high costs of implementing such measures were justified. Yorkshire concluded that its position was consistent with the UK Government's proposals in the Utility Review and the position of other PESs.

The Regulator issued a further consultation on separation of businesses in November 1998. This second consultation paper also proposed major reform of the metering and meter reading of PES's, including the need to introduce competition in all metering activities by April 2000. Yorkshire responded to this consultation paper, stressing the significant degree of separation that already exists within Yorkshire and highlighting the high potential cost of additional operational separation.

On May 19, 1999, the Regulator issued a "Proposals and Consultation" Paper on business separation. OFFER concluded that business separation is necessary to prevent cross subsidy, to protect information held in the distribution business, to equalize services provided by the distribution business and to remove perceptions that unfair service is being provided and ensure that decision making is properly carried out within the distribution business. OFFER also set out a framework for new license obligations requiring the full separation of electricity supply and distribution. OFFER propose that plans be drawn up for separation but considered that in some cases "common services" may still be shared provided there is no cross subsidy, sharing of confidential information or distortion of competition. In addition, OFFER detailed the plan for the provision of metering services, including the requirement for distributors to offer and provide meters and their maintenance, a last resort obligation on distributors to procure a meter reading service, an obligation on suppliers to ensure all metering services are in place (which they could provide themselves) and an obligation on PES suppliers to continue to provide a prepayment infrastructure.

OFFER expressed some skepticism about cost estimates submitted in response to previous consultations and indicate that they believe that the actual costs will be much lower than previous estimates and, therefore, considered that cost recovery through the distribution price control mechanism should not be assumed.

Responses to this consultation paper are requested by June 30, 1999.

Should the Regulator require such steps to be taken to increase business separation, then significant costs would be incurred. Yorkshire is continuing to seek to reduce the potential requirements and to achieve recovery of costs.

The Regulator's reviews of business separation and price controls are expected to be completed in November 1999.

Review of Energy Sources for Power Generation; Review of
Electricity Trading Arrangements

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

Problems identified during the review included:

1. Despite the fact of substantial new gas-fired power generation entry into the market, competition has not significantly increased nor has the price of electricity decreased as expected;

2. Although the Pool ensures that electricity is available to all when needed, it has led to distortions which have affected the choice of energy sources for power stations; such distortions have favored gas plants which are operated inflexibly over flexible coal plants and have led to an increase in construction of gas-fired stations to the detriment of coal-fired stations;

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

The UK Government's statement noted that the Regulator has identified significant problems in the Pool and market structure. He recommended (i) reforming the electricity trading arrangements to ensure that all plants play a full role in competition and (ii) addressing the market power of the major generators.

The UK Government agreed with the necessity of reforming the market structure but noted that the time needed for such reform could be lengthy. Accordingly, the UK Government is applying a stricter policy on power station consents while the reform agenda is addressed.

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

The White Paper was presented by the UK Government as a radical program to reform electricity trading arrangements, forming part of a key government policy to ensure secure, diverse and sustainable supplies of energy at competitive prices.

The reform program comprised:

1. reform of the electricity trading arrangements in England and Wales;

2. seeking opportunities for divestment by the major coal-fired generators to ensure competition in, and more intensive use of, coal-fired flexible plant;

3. pressing forward with competition in electricity supply for all customers;

4. a proper regulatory framework separating distribution from electricity supply activities;

5. resolving the technical issues about the growth of gas;

6. continuing to press for open energy markets in Europe.

On November 30, 1998, the Regulator published a framework document describing the delivery and implementation of revised electricity trading arrangements ("RETA") based upon market trading arrangements in commodities markets elsewhere. The arrangements are designed to better facilitate the development of competition, to ensure maximum transparency and to give all interested parties the opportunity to participate in the process.

The RETA Program encompasses the design and development of the forward and futures market, the power exchange, the balancing mechanism and the associated settlement process required to support these markets.

The Regulator and the Department for Trade and Industry are leading the RETA Program, supported by a Program Director, a Development and Implementation Steering Group (DISG) with various expert groups and a Program Management Board.

The Program Director will be responsible for delivering RETA to the required standard and in doing so will need to identify the effects of the program and co-ordinate the overall industry change. DISG will be responsible for developing the detail of the new arrangements and the Program Management Board will define and control a portfolio of projects to implement the conclusions of DISG.

As a result of the implementation of RETA it is envisaged that the Pooling and Settlement Agreement will be replaced by a Balancing and Settlement Code which NGC will be obliged to maintain and enforce. For further details of how the Pool works, see "The Electric Utility Industry in Great Britain - The Pool ".

The initial target date for implementation of RETA was April
2000, assuming it was possible to obtain the unanimous agreement of industry participants to the relevant license amendments.

The Program Director's office has taken the view that, because of the difficulties in obtaining agreement of all the parties, primary legislation will be necessary.


As a result, the earliest date for implementation is now Autumn 2000.


Future of Gas and Electricity Regulation
On October 21, 1998, the UK Government published a
Consultation Paper in relation to modernizing the framework for utility regulation entitled: "Public Consultation Paper on the Future of Gas and Electricity Regulation". This Consultation Paper further described the reform program identified above.

On November 13, 1998, Yorkshire responded to this consultation paper. In its response, Yorkshire:

- Supported both the introduction of separate licensing for electricity supply and distribution activities and also the proposal to establish separate legal companies (which could be in common ownership) for each. It stated its belief that the costs associated with this change must be recognized in the price control mechanism and that forced separation of ownership is unnecessary.

- Stated its belief that a radical split of operational arrangements is not in the interests of customers and that companies should not be forced to operate electricity supply and distribution separately unless the benefits outweigh the costs.
- Stated its belief that suppliers should be placed on an equal footing in the competitive electricity supply market.

Social Action Plan

On May 17, 1999, OFFER & OFGAS published a joint discussion document on proposals to strengthen their social action plans.
The original plans were published in June 1998 in response to the March Green Paper.

The document sets out some 30 specific areas for consideration and comment. Five possible priority measures are listed as:-

1. ensuring customers using expensive payment options have an informed choice of alternatives and a better means of accessing cheaper methods, overcoming barriers to electricity and gas suppliers' access to cost-effective prepayment meter systems and other regular payment methods; and putting in place measures to resolve the difficulties encountered by prepayment meter customers; and

2. ensuring electricity and gas suppliers enter an effective dialogue with customers in debt, in particular to overcome barriers to disadvantaged customers participating more actively in the competitive market through better information and a reconsideration of the rules on debt and encouraging the development and availability of new, alternative and cost effective payment methods and tariffs which meet the particular needs of disadvantaged customers; and

3. encouraging and developing innovative schemes to improve energy efficiency in disadvantaged households; and

4. cutting costs to customers through price controls and ensuring greater competition in generation; and

5. ensuring companies report on their activities under the plan.

The Regulator has requested views by July 16, 1999, and will then publish for consultation a revised draft social action plan, proposing an agenda for action over the next 5 years, with a view to publishing the final social action plan by the end of December 1999.

Consumers' Committee

The Regulator is required under the Electricity Act to establish a consumers' committee for the Authorized Area of each PES License holder (or, if the Secretary of State so determines, for the Authorized Areas of two or more such suppliers). Each committee comprises a chairman appointed by the Regulator after consultation with the Secretary of State and between 10 and 20 other members appointed by the Regulator after consultation with the committee chairman. The duties of each committee are to make representations to, and consult with, their allocated PES License holders about matters affecting the interests of customers or potential customers of such supplier(s), to review matters affecting the interests of electricity consumers in such committee's area, and to advise the Regulator on any other matter which warrants discussion or which is referred to it by the Regulator.

On April 9, 1999, the UK Government published a response to a consultation exercise on consumer committees carried out during October 1998. The response confirmed the intention to set up an independent energy consumer council for gas and electricity.
The council will have broad functions; acting as consumer advocates, drawing attention to areas requiring action and publishing information and advice.

Licenses

Generation Licenses

Unless covered by an exemption, all electricity generators engaging in the construction, expansion or operation of a power station in Great Britain are required to have a generation license. There are currently 51 generation license holders in Great Britain.

PES Licenses

Each of the RECs, Scottish Power and Scottish and Southern has a PES License for its Authorized Area and is required, under the Electricity Act, to supply electricity upon request to any premises in that area, except in specified circumstances. Each PES is also required not to discriminate between its own electricity supply business and other users of its distribution system and the PES License prohibits cross subsidy between the various regulated businesses. As described above, PESs are subject to separate price controls on the amounts they may charge for the use of their distribution system by all customers in their Authorized Area and for the supply of electricity to Designated Customers. The PES Licenses also require the licensee to procure electricity at the best price reasonably obtainable having regard to the sources available.

As part of his continued monitoring of the electric utility industry, the Regulator published on August 15, 1996, comparative information relating to the RECs' economic purchasing performance. The publication, entitled "Yardstick of Electricity Purchase Costs", compared in yardstick value terms, the generation costs which RECs passed through to Franchise Supply Customers in Fiscal Years 1995 and 1996 under the electricity Supply Price Control Formula. The Regulator reviewed the electricity supply price controls applicable to PES License holders and published in October 1997 proposals for new controls to take effect on April 1, 1998. He issued a consultation paper on this matter on September 5, 1996 entitled "The Competitive Electricity Market from 1998: Price Restraints". He subsequently issued four further consultation papers in January, May, July and August, 1997. The October 1997 proposals were for maximum price restraints in respect of electricity supply to residential and small business customers for a period of at least two years beginning April 1, 1998, which would eliminate the pass-through of costs to such customers, consisting primarily of purchased power costs. Yorkshire accepted these proposals. See "The Electric Utility Industry in Great Britain - Supply of Electricity - Current Electricity Supply Price Regulation".

In England and Wales, each PES License limits the extent of the generation capacity in which the relevant REC may hold an interest without the prior consent of the Regulator ("own-generation limits"). These own-generation limits, expressed in megawatts, currently restrict the participation of a REC in generation to a level of approximately 15% of the simultaneous maximum electricity consumption in that REC's Authorized Area at the time of privatization. In the case of Yorkshire, the own-generation limit is fixed at 800 MW.

The Regulator stated that it would be reasonable to consider a REC's request to increase its own-generation limit on the condition that it accepted explicit restrictions on the contracts it signed with its electricity supply business, and that at a minimum the REC would be prohibited from entering into additional own-generation contracts in its Franchise market.
The Regulator considered that an increase in own-generation limits subject to such restrictions could allow a REC to contribute more fully to the development of competition in generation without the allegation that it was exploiting its captive market and local monopoly position. In June 1996, the Regulator stated that he had indicated to Energy Group, in the context of its acquisition of 6,000 MW of generating capacity from National Power and PowerGen, that he would be favorably inclined to relax the own-generation limits of Energy Group subject to the Regulator and Energy Group agreeing to license modifications as set out in a consultation paper which he had published in August 1995.

The Regulator has made modifications to 14 PES Licenses in connection with the introduction of competition for Franchise Supply Customers which began in September 1998. These modifications comprise a number of new obligations to offer services to all competing suppliers. These services are generally known as data management services, including registration, data collection, aggregation and transfer, meter operation and provision of prepayment meter infrastructure. These proposals were accepted by Yorkshire. The Regulator issued full modifications to the first-tier and second-tier licenses to encompass the changes. In response to respective individual requirements, the PESs are providing collectively a data transfer service. Preparations were made to provide these services as part of a program of work and in October 1997 the Regulator made final proposals for the recovery of the costs of this program which were accepted by Yorkshire in November 1997.

The RECs also contributed to a program of work by the Pool to adopt settlement arrangements for the competitive market in 1998. It was agreed that these costs, subject to a cap above which recovery would be partial, will be recovered from charges to be made to suppliers by the Pool over a five year period.

Second-Tier Electricity Supply Licenses

Other than a PES in its Authorized Area and subject to certain other exceptions, a supplier of electricity to premises in Great Britain must possess a second-tier electricity supply license. Subject to the restrictions described in "The Electric Utility Industry in Great Britain - Supply of Electricity" above, second-tier licensees may compete for the supply of electricity with one another and with the PES for the relevant area. There are currently 40 second-tier electricity supply license holders for England and Wales, and 27 for Scotland (including Yorkshire in both cases).

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

Modifications to Licenses

Subject to a power of veto by the Secretary of State, the Regulator may modify license conditions with the agreement of the license holder. He must first publish the proposed modifications and consider representations or objections made. If the Regulator fails to agree to modifications with a license holder, he may refer a matter relating to generation, transmission or supply of electricity under a license to the Competition Commission. If the Competition Commission finds that the matter referred to it has, or may be expected to have, specified effects adverse to the public interest which could be remedied or prevented by a license modification, the Regulator is required to make modifications that appear to him requisite for the purpose of remedying or preventing the adverse effects identified by the Competition Commission. Modifications to License conditions may also be made by the Secretary of State as a consequence of monopoly, merger or other competition references under general UK competition law.

Following the acquisition of Yorkshire by Yorkshire Group, the Regulator proposed that Yorkshire's PES License be modified, by agreement, to take into account the fact that the PES License is now held by a subsidiary company. In particular, the Regulator proposed that the license be modified to provide that, with few exceptions, the only business activities which Yorkshire is permitted to undertake directly are its PES electricity supply business, second-tier electricity supply business and its distribution business. The license modifications also require Yorkshire to ensure that it has sufficient management resources and financial resources and facilities to conduct its electricity supply and distribution businesses and to comply with its statutory and license obligations. Yorkshire is required to provide an annual certificate to the Regulator approved by the Yorkshire Board of Directors and signed by a Director to that effect and in the interim to notify the Regulator immediately of any changes threatening the validity of such certificates. Additionally, the license modifications require Yorkshire to obtain from AEP and NCE legally enforceable undertakings in favor of Yorkshire that they and their subsidiaries will refrain from any action which would be likely to cause Yorkshire to breach any of its obligations under the Electricity Act or the PES License. Further, the consent of the Regulator is required for Yorkshire to create security over its assets, to incur indebtedness or to give guarantees, unless the transaction is on normal commercial and arm's length terms and for a "permitted purpose" (which refers to the electricity supply, distribution or generation business, or any business conducted by Yorkshire or its affiliates or subsidiaries on March 31, 1997) or the transaction involves any businesses whose aggregate revenues in any financial year do not exceed 5% of the aggregate turnover of the electricity supply, second-tier electricity supply and distribution businesses in the previous financial year. The consent of the Regulator is also required before Yorkshire may transfer assets or make loans to affiliates or subsidiaries except for certain specified purposes, including payment of dividends out of distributable reserves, repayments of capital, and payments on normal commercial and arm's length terms for goods, services or assets supplied. These provisions are subject to an overriding provision in the PES License which prevents any REC from disposing of (which would include creating a security interest in) distribution assets without the Regulator's express prior consent. Additionally, the license modifications require Yorkshire to use reasonable efforts to maintain the investment grade credit ratings of its debt. Finally, because Yorkshire is now owned by Yorkshire Group, the Regulator required Yorkshire to obtain from AEP and NCE legally enforceable undertakings to provide information to Yorkshire, as licensee, in order to comply with requirements of the Regulator. These modifications to the PES License have been agreed to by Yorkshire and took effect on December 15, 1997 and the required undertakings were also provided on December 15, 1997.

In February 1998, the Regulator issued, for public consultation, proposals for further modifications to the licenses of PESs that have been subject to takeovers. The main proposals were:

1. to allow for a PES generation business to be carried on in an affiliate which is not a subsidiary and in such cases for the generation business to be conducted outside the scope of the modifications to the PES license which have been brought into effect to ensure that the Regulator can regulate a company effectively after it has been taken over and to help ensure the financial stability of the PES (the "Ring-Fencing Conditions");

2. to restrict further the provisions of existing PES licenses allowing PESs to carry out certain otherwise restricted activities provided they do not exceed 5% of the revenues of the electricity supply, second-tier electricity supply and distribution businesses, by introducing an additional test based on cumulative investment;

3. to extend to all PESs that have been acquired the condition contained in the licenses of London Electricity plc, Northern
Electric plc and Yorkshire to use reasonable endeavors to maintain an investment grade rating of corporate debt;

4. to prohibit PESs from accepting "cross default" provisions in borrowing agreements; and

5. to make the payment of dividends and other distributions by a PES expressly conditional on compliance with the Ring-Fencing
Conditions in the license.

Yorkshire provided comments on the consultation paper on March 25, 1998. Yorkshire indicated that the proposed modifications described in paragraphs (1) and (5) immediately above were unnecessary and that the other proposals were, in some cases, unclear and/or unnecessarily wide in their effect. Further proposals generally include the comments regarding clarification and the need to avoid such unnecessary wide effect. These further proposals have been accepted by Yorkshire.

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

Yorkshire believes that it has taken, and intends to continue taking, measures to comply with the applicable law and government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against Yorkshire with respect to any environmental matter. Yorkshire spent (POUND)6.5 million on environmental compliance in Fiscal Year 1999, approximately (POUND)3.5 million of which was of a capital nature. This level of expenditure is expected to continue in future Fiscal Years.

UK AND EU COMPETITION LAW

Yorkshire's businesses are subject to the competition rules of both the UK and the EC.

In January 1993, the UK implemented the EU Utilities
Directive on the procedures to be followed for the award of supply and works contracts by utility companies, including electricity utilities. This directive was replaced by EU Directive 93/36, which was implemented by the UK in December 1996 and which covers service contracts as well as supply and work contracts. Those contracts that exceed the relevant financial thresholds have to be advertised in the Official Journal of the European Communities. Suppliers and contractors who believe they have suffered harm from failure to implement the correct procedure in awarding the contract are able to institute proceedings in the English High Court. The European Commission also has the power to intervene prior to the award of a contract. Yorkshire Group believes that Yorkshire has complied with any obligations it may have under those regulations but the interpretation and application of those regulations and of the EU directives which they implement is not free from doubt and no assurance can be given that any claim for damages against Yorkshire for breach of the rules would be unsuccessful.

The Competition Act will from March 1, 2000, introduce prohibitions of anti-competitive agreements and of abuse of a dominant position modeled on EC competition law. In contrast to much of the old law, which it sweeps away, the Competition Act is primarily concerned with the practical effects of business arrangements on competition in the market place. The competition authorities will have strong new powers to uncover anti-competitive activities. Firms engaged in anti-competitive activities in the UK could face fines of up to 10% of UK turnover and open themselves up to challenge in court by customers and competitors.

The Competition Act will be enforced by the Director General of Fair Trading and various utility sector regulators. These regulators have concurrent powers with the Director General of Fair Trading ("Director General") so that a sector regulator may give guidance, consider complaints about alleged breaches of the prohibitions, impose interim measures, consider notifications for a decision, grant exemptions, carry out investigations, impose penalties and enforce decisions. The Director General alone, however, has the power to issue guidance on penalties and to make and amend the Director General's rules which set out the procedures to be followed during investigations or enforcement proceedings under the Competition Act. In order to ensure full co-ordination between the sector regulators and the Director General, a Concurrency Working Party was formed in 1997. The Working Party will continue in operation after the Competition Act is implemented. The Office of Fair Trading has issued a formal consultation draft on the concurrent application of the Competition Act to the regulated industries which explains how cases will be handled in practice, and how it is intended to ensure consistency of decision making.

The principal aim behind this reform is to align the UK competition legislation more closely to the EC system and to make UK competition law more effective. Article 85 of the EC Treaty prohibits agreements which have as their object or effect the prevention, restriction or distortion of competition in the EC, whilst Article 86 prohibits abuses by one or more companies of a dominant position in the whole or a substantial part of the EC. The new UK prohibitions will introduce similar (but not identical) rules at national level.

EMPLOYEES

Yorkshire had 4,335 employees (approximately 4,202 full-time equivalent) at the end of Fiscal year 1999. Yorkshire Power Group Ltd has no employees because it is a holding company with no operations. Approximately 62% of Yorkshire's employees are represented by labor unions. All Yorkshire employees who are not party to a personal employment contract are subject to collective bargaining agreements. These agreements may be amended by agreement between Yorkshire and the unions and are terminable with 12 months notice by either side. Yorkshire believes that its relations with its employees are favorable.

PRESENTATION OF CERTAIN INFORMATION AND EXCHANGE RATES

Solely for the convenience of the reader, this document contains translations of certain pounds sterling amounts into US dollar amounts at the closing mid-point in London on March 31, 1999 of $1.6143 = (POUND)1. See note 1 ''Summary of Significant Accounting Policies'', to Yorkshire Group's consolidated financial statements for Fiscal Year 1999 included elsewhere in this document.

ITEM 2.   PROPERTIES

Yorkshire owns the freehold of its principal offices north of Leeds. Yorkshire has both network and non-network land and buildings.

Network Land and Buildings

At March 31, 1999, Yorkshire had interests in approximately
15,000 network properties, comprising principally sub-station sites.

Non-Network Land and Buildings

At March 31, 1999, Yorkshire had freehold and leasehold interests in non-network properties comprising chiefly offices, depots, warehouses, workshops and a number of former retail outlets. The net book value of total non-network land and buildings at March 31, 1999, was (POUND)35 million.

ITEM 3.   LEGAL PROCEEDINGS

Yorkshire Group is routinely a party to legal proceedings arising in the ordinary course of business which are not material, either individually or in the aggregate except as described below, Yorkshire Group currently is not a party to any material legal proceedings nor is it aware of any threatened material legal proceedings.

On May 18, 1998, Optimum Solutions Limited ("Optimum"), a company that conducts research and development in the UK electric industry, entered a claim in the UK High Court of Justice, Chancery Division, against Yorkshire, Eastern Electricity plc, which is also a REC, NGC and Logica plc alleging, in the case of Yorkshire, that Yorkshire breached a confidentiality agreement with Optimum regarding the use of confidential information in Yorkshire's preparation for the competitive changes to the electricity supply market in and after 1998. Optimum has requested an injunction against the continued use of, and the return of, such confidential information, an unspecified amount of damages relating to breach of contract and equitable compensation for misuse of such confidential information.

On October 7, 1998, Yorkshire filed a defense to the claim made against it by Optimum. The final outcome of this matter cannot be determined at present.

Litigation is ongoing with respect to NGC and National
Power's use of actuarial surpluses declared in the ESPS. The Pension Ombudsman (a UK arbitrator appointed by statute) issued a "final determination" in favor of complaints made by members of the ESPS relating to NGC's use of the ESPS surplus to offset its additional costs of early payment of pensions as a result of reorganization or redundancy, together with additional contributions required after a valuation. Under that determination the Pension Ombudsman directed NGC to pay into ESPS the amount of that use of the surplus plus interest. The Pension Ombudsman's final determination was challenged in the courts by NGC and National Power, who were also subject to a similar complaint. The High Court subsequently ruled that such use of surplus was permissible.

On February 10, 1999, the Court of Appeal ruled that the particular arrangements made by NGC and National Power to dispose of the surplus, partly by canceling liabilities relating to pension costs resulting from early retirement, were invalid as they did not comply fully with the Rules and procedures for dealing with surplus at that time. However, the Court of Appeal did uphold the High Court's ruling that NGC and National Power could benefit from Pension Scheme surplus provided that the Scheme Rules allow and that the interests of the Members are taken into account.

Following a further hearing on May 25 and May 26, 1999 the Court of Appeal ordered NGC and National Power to pay all sums properly payable by them to their Group Trustees. However, enforcement of the order was stayed pending the outcome of any appeals to the House of Lords, leave for which was granted. NGC and National Power each has three months in which to initiate appeals to the House of Lords. It is expected that any hearing by the House of Lords will not take place before 2000.

Yorkshire has made similar use of actuarial surplus. Pension deficiency costs totaling (POUND)33 million have been offset against actuarial surplus. Management is in the process of reviewing the Court of Appeal's decision and any potential impact of this decision on its results of operations and financial condition. The final outcome of this matter cannot yet be determined.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

There is no established public trading market for Yorkshire
Power Group Limited's common stock, all of which is owned indirectly by AEP and NCE.

Item 6.   SELECTED FINANCIAL DATA

The consolidated income statement data and other consolidated data of the Predecessor Company for each of the three Fiscal Years ended March 31, 1997 and the consolidated balance sheet data and certain business segment data of the Predecessor Company at the end of each such Fiscal Year presented below have been derived from the audited consolidated financial statements of the Predecessor Company. Such data for the Predecessor Company has not been restated to show the generation business as a discontinued operation. The consolidated income statement data and other consolidated data of the Successor Company for the Fiscal Years 1999 and 1998 and the consolidated balance sheet data of the Successor Company at the end of each such Fiscal Year presented below have been derived from the audited consolidated financial statements of the Successor Company. The selected consolidated financial data presented below was derived from the audited consolidated financial statements of the Predecessor Company and the Successor Company that have been prepared in accordance with US GAAP. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and notes thereto of the Predecessor Company and the Successor Company included elsewhere in this document.

The unaudited pro forma consolidated data for the Successor Company for Fiscal Year 1997 presented below reflects the Acquisition as if it had occurred as of April 1, 1996. Such data has been prepared by the Successor Company based upon assumptions deemed proper in accordance with the purchase method of accounting for business combinations and has been adjusted to reflect (i) interest expense of (POUND)74 million incurred as a result of the financing of the Acquisition, (ii) amortization of (POUND)24 million related to goodwill recorded in connection with the Acquisition, (iii) additional depreciation expense of (POUND)6 million as a result of the revaluation of certain fixed assets in connection with the Acquisition and (iv) removal of the effect of recording the provision of (POUND)78 million for certain uneconomic gas and electricity contracts, the loss of (POUND)7 million on certain interest rate swap agreements and the write-down of (POUND)6 million relating to non-operational property. Such data is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Successor Company or of the results of operations of the Successor Company that would have actually occurred had the Acquisition occurred at the beginning of the period presented. Such data should be read in conjunction with the unaudited pro forma consolidated statements of income and notes thereto of the Successor Company included elsewhere in this document. The unaudited pro forma consolidated data has not been restated to show the generation business as a discontinued operation (see note 15 to the Successor Company Financial Statements).

Predecessor Company

					           Fiscal Year
				            1997        1996          1995
				          (POUND)     (POUND)        (POUND)
					      (Amounts in Millions)
Consolidated Income Statement Data:
   Operating revenues		           1,331       1,431         1,464

   Operating income (1)		              52         214           215
   Other income, net (2)	              20         313            16
   Interest expense, net	             (33)        (20)          (12)
   Provision for income taxes (3)             13         114            78

Net income		                      26         393           141


							             March 31,
     					   1997         1996          1995
				 	 (POUND)      (POUND)       (POUND)
					      (Amounts in Millions)

Consolidated Balance Sheet Data:
   Fixed assets				    796         769            747
   Total assets				  1,375       1,408          1,367
   Total shareholders' equity		    359         399            517
   Long-term debt			    419         424            305
   Short-term debt and current portion
     of long-term debt			     87          90             91


					           Fiscal Year
    					   1997        1996            1995
					 (POUND)     (POUND)         (POUND)
					  (Amounts in Millions, Except Ratios)

Other Consolidated Data:
   EBIT (4)			            72         527             231
   EBITDA (4)	 			   122         569            272
   Cash flow from operations		    96         222            201
   Cash used in investing activities	   (51)         (8)          (101)
   Cash used in financing activities	   (76)       (114)           (67)
   Ratio of earnings to fixed charges (5)   1.8        12.0           10.5

Successor Company

                                                 Successor        Successor
                                                                  Pro Forma
					       Fiscal Year      Fiscal Year
  					           1999          1998      1997
					    (POUND)    $(6)     (POUND)   (POUND)
							      (Amounts in Millions)
Consolidated Income Statement Data:
   Operating revenues			     1,366    2,205     1,234     1,331

   Operating income (1)		  	       195      315       148       106
   Other income, (loss) net (2)	               (11)     (18)      (39)       20
   Interest expense, net		      (122)    (197)     (104)     (100)
   Provision (credit) for income
     taxes			    	         3        5        (4)       17
   Income from continuing operations
     before extraordinary item and
     discontinued operation		        59       95         9         9
   Income from discontinued
     operation (8)                               4        6         8         -
   Gain on disposal of discontinued
     operation (8)                              24       39         -         -
   Income before extraordinary item	        87      140        17         9
   Extraordinary loss (7)		         -        -      (134)        -

Net income (loss)		  	        87      140      (117)        9



					             March 31
					          1999          1998
 					       (POUND)      $(6)   (POUND)
	   				        (Amounts in Millions)

Consolidated Balance Sheet Data:
   Fixed assets				          985      1,590     1,060
   Total assets				        2,347      3,789     2,462
   Total shareholders' equity		          410        662       323
   Long-term debt				1,103      1,781     1,026
   Short-term debt and current
     portion of long-term debt	                  150        242       324
   Short-term debt refinanced
     June 1998			    	            -          -       164
   Company obligated mandatorily
     redeemable Trust Securities of
     junior subordinated deferrable
     interest debentures	         	  168        271         -

                                                         Successor     Successor
                                                                       Pro Forma
					                Fiscal Year   Fiscal Year
                				    1999        1998       1997
				                (POUND)   $(6) (POUND)    (POUND)
		         		   (Amounts in Millions, Except Ratios)
Other Consolidated Data:
   EBIT before extraordinary
     item (4)/(7)	  	                184       297    109         126
   EBITDA before extraordinary
     item (4)/(7)	   		        268       433    180         206
   Cash flow from operations		         31        50     62
   Cash used in investing activities              -         - (1,639)
   Cash (used in) provided by
     financing activities	   	        (54)      (87) 1,391
   Ratio of earnings to fixed
     charges (5)			        1.4       1.4    1.0         1.2

EBIT, EBITDA and ratio of earnings to fixed charges have been calculated from income statement data excluding amounts attributable to the generation business, which has been treated as a discontinued operation. EBIT, EBITDA and ratio of earnings to fixed charges for Fiscal Year 1999, calculated to include the results of the generation business, would be (POUND)191 million, (POUND)280 million and 1.5 respectively. For Fiscal Year 1998, these items would be (POUND)122 million, (POUND)200 million and
1.1 respectively.

(1)	Notable operating expenses include:

Fiscal Year 1999 - a charge of (POUND)9 million for costs in relation to Year 2000 modifications, (POUND)5 million for committed costs arising from delays in opening up the competitive market and (POUND)5 million restructuring charges.

Fiscal Year 1998 - provision of (POUND)5 million for committed costs arising from delays in opening up the competitive market and (POUND)10 million restructuring charges.

Fiscal Year 1997 - (i) a provision of (POUND)78 million for uneconomic gas and electricity contracts (the effect of which is removed from the Successor Company's unaudited pro forma consolidated statement of income for Fiscal Year 1997), which resulted in a charge of (POUND)125 million to the supply business offset by an intrabusiness elimination of (POUND)47 million and (ii) a charge of (POUND)50 million for information system development costs to prepare for the opening of the competitive electricity market in 1998 for Franchise Supply Customers, of which (POUND)37 million was charged to the supply business and (POUND)13 million was charged to the distribution business.

Fiscal Year 1995 - reorganization costs of (POUND)8 million.

(2)	Other income (loss) - notable items include:

Fiscal Year 1999 - a loss of (POUND)12 million before taxes was charged following the reduction in fair value of Yorkshire
Group's investment in Ionica by (POUND)11 million and a subsequent loss on sale of the investment of (POUND)1 million.

Fiscal Year 1998 - an unrealized loss of (POUND)41 million before taxes was charged following the reduction in fair value of Yorkshire Group's investment in Ionica.

Fiscal Year 1997 - gain on sale of Yorkshire's investment in Torch Telecom of (POUND)15 million.

Fiscal Year 1996 - income from investment in NGG and gain in respect of the NGG Transaction.

Fiscal Year 1995 - one-time termination payment received from Stockholm Stadshus AB of (POUND)17 million.


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

(6)	Solely for the convenience of the reader, pounds sterling
amounts have been translated into US dollar amounts at the closing mid-point in London on March 31, 1999 of $1.6143=
(POUND)1.  See "Note 1. Summary of Significant Accounting
Policies" to the Consolidated Financial Statements of the Successor.

(7)	Represents the windfall tax imposed by the UK government,
which was not deductible for UK corporation tax purposes.

(8)	Yorkshire's generation business was disposed of during
Fiscal Year 1999. The gain recognized on disposal resulted in an increase in net income in Fiscal Year 1999 of (POUND)24 million (net of related income taxes of (POUND)31 million).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto of the Successor Company and with the consolidated financial statements and the notes thereto of the Predecessor Company and "Selected Financial Data" included elsewhere in this document. The consolidated financial statements of the Successor Company and the Predecessor Company discussed herein are presented in accordance with US GAAP.

Introduction

Background

Yorkshire Group is indirectly equally owned by AEP and NCE. Yorkshire Power Group Limited was incorporated as a limited company under the laws of England and Wales in July 1996. Effective April 1, 1997, Yorkshire Power Group Limited, through its wholly owned subsidiary Yorkshire Holdings, gained effective control of Yorkshire. Yorkshire Power Group Limited's primary asset is the stock of Yorkshire Holdings. Yorkshire Holdings, which beneficially owns all the outstanding stock of Yorkshire, has no significant operations outside of its investment in Yorkshire.

Financing the Acquisition

Yorkshire Group indirectly acquired ownership of Yorkshire by means of a cash offer commenced on February 24, 1997 and declared wholly unconditional on April 1, 1997. The Acquisition was completed through the payment of cash consideration of (POUND)1,457 million and the issuance of loan notes in the amount of (POUND)22 million. The total consideration, including acquisition costs, was (POUND)1,496 million. The Acquisition was financed by cash contributions of (POUND)220 million from each of AEP and NCE and from borrowings under a (POUND)1,140 million five year term loan and revolving facility agreement dated February 24, 1997. On July 31, 1997, this term loan and revolving facility agreement was replaced by a new credit facility (the "1997 Credit Facility"). The 1997 Credit Facility matured on July 30, 1998 and was refinanced through a series of transactions, including entering into a (POUND)550 million syndicated credit facility. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources" included elsewhere in this document for additional information.

Accounting for the Acquisition

The recorded assets and liabilities of Yorkshire at March 31, 1997 were (POUND)1,375 million and (POUND)1,016 million, respectively. In accordance with the purchase method of accounting, the assets and liabilities acquired have been recorded based on an allocation of the purchase price.
Effective April 1, 1997, Yorkshire's assets were increased by (POUND)222 million to their fair value of (POUND)1,597 million, reflecting principally: (a) an increase of (POUND)138 million in the value of Yorkshire's distribution network in excess of its depreciated cost basis; (b) an increase in the pension asset for the defined benefit pension plan of (POUND)55 million; and (c) an increase in the value of an equity investment in Ionica of (POUND)23 million. Yorkshire's liabilities were increased by (POUND)79 million to their fair value of (POUND)1,095 million, reflecting principally: (a) an increase in the deferred tax liability of (POUND)67 million; and (b) an increase of (POUND)14 million in the market value of long-term borrowings. The excess of the purchase price plus Acquisition costs, totaling (POUND)1,496 million, over the fair value of assets acquired net of liabilities assumed, totaling (POUND)502 million, resulted in goodwill of (POUND)994 million which is being amortized over a 40 year period. The consolidated financial statements of the Predecessor Company discussed below do not reflect the foregoing adjustments.

Significant Factors and Known Trends

Competition and Industry Challenges

On April 1, 1997 and April 1, 1998, Yorkshire's allowed distribution revenues were decreased by a 3% below inflation reduction, following reviews by the regulator, and on April 1, 1999 there was a further 3% below inflation reduction.

The potential exists for additional distribution price reductions based upon further review by the Regulator. The next scheduled Distribution Price Control Formula review is expected to be completed later this year and will be effective from April 2000. Future cost efficiency initiatives may not result in sufficient savings to offset price reductions. Price reductions are mitigated by the inclusion of the UK Retail Price Index in the determination of the Distribution Price Control Formula. Because the maximum average price in any year is based in part on the maximum average price in the preceding year, a price reduction in any given year has an ongoing effect on the maximum average price for all subsequent years. See Part 1, Item 1, "The Electric Utility Industry in Great Britain - Distribution of Electricity - Price Control".

Under its PES License, Yorkshire had an exclusive right to supply electricity to Franchise Supply Customers between 1990 and 1998. Between September 1998 and February 1999 competition was introduced and the electricity supply business inside Yorkshire's Authorized Area is now fully open to competition.

Prior to the introduction of competition, the electricity supply business was divided between Franchise Supply Customers within the Authorized Area, and Non-Franchise Supply Customers, inside and outside the Authorized Area. The non-franchise threshold was lowered to 100 kW in April 1994 allowing competition in the supply of electricity for these customers while Franchise Supply Customers remained subject to price regulation. On September 14, 1998 competition was introduced to the domestic electricity market in the UK. Since then the Regulator has announced several dates for the introduction of competition in supply to residential and small commercial customers for all 14 PES areas. The process was completed for all PES customers with effect from May 24, 1999. Yorkshire opened its full market to competition on February 22, 1999, making it one of the first PESs to do so. The Regulator, however, proposed transitional price regulation for Designated Customers for an initial period of two years from April 1998 until an adequate level of competition is established.
Yorkshire subsequently indicated its acceptance of such proposals.

The license modifications that have been implemented to effect the new controls between 1998 and 2000 take the form of a series of price caps on the tariffs applicable to residential and small business customers. The new controls also require an additional 3% below inflation reduction effective April 1, 1999. The license modifications also discontinued the automatic pass-through of costs previously passed through to residential and business customers below 100kW, consisting primarily of purchased power costs. See Part 1, Item 1, "The Electric Utility Industry in Great Britain - Supply of Electricity - Current Electricity Supply Price Regulation".

The Regulator is currently reviewing the need for electricity supply price restraints concurrently with the ongoing review of the Distribution Price Control Formula.

Significant additional costs have been incurred to develop new systems for services to facilitate competition. Yorkshire Group presently estimates that total costs for re-engineering and information technology work will be (POUND)67 million. Of such amount, approximately (POUND)19 million was expensed in Fiscal Year 1997, (POUND)2 million in Fiscal Year 1998 and (POUND)5 million in Fiscal Year 1999. The Regulator has made proposals (which have been accepted by Yorkshire) to allow Yorkshire recovery of (POUND)25 million over a five year period ending March 31, 2003. A further (POUND)7 million is expected to be recovered through Pool cost recovery and other national mechanisms and (POUND)8 million has been capitalized as such amount is expected to provide future benefits to the Supply business. As a result of the above, the residual amount of approximately (POUND)1 million, which will not be recovered or capitalized, will be expensed in Fiscal Year 2000 as incurred.

The Regulator has also made proposals (which have been accepted by Yorkshire) to provide an annual allowance of (POUND)3 million for the period 1998 through 2000 to cover related operating costs. This cost recovery will be reviewed at the time of the Distribution Price Control Formula Review in 2000.

The Regulator's proposals also provided that RECs should be penalized as a result of the market opening being delayed beyond
April 1998. Yorkshire has incurred a penalty of (POUND)3 million as a consequence of the delay. A provision for penalties of (POUND)3 million was included in the results for Fiscal Year 1998.

Separation of Distribution and Electricity Supply

On May 19, 1999, the Regulator issued a "Proposals and Consultation" Paper on business separation. OFFER concluded that business separation is necessary to prevent cross subsidy, to protect information held in the distribution business, to equalize services provided by the distribution business, to remove perceptions that unfair service is being provided and ensure that decision making is properly carried out within the distribution business. OFFER also set out a framework for new license obligations requiring the full separation of electricity supply and distribution. OFFER propose that plans be drawn up for separation but considered that in some cases "common services" may still be shared provided there is no cross subsidy, sharing of confidential information or distortion of competition.

Requirements in respect of metering services were also discussed in the Paper (see Part I, Item I, "Regulation Under the Electricity Act, Regulatory Development, Separation of
Distribution and Electricity Supply; Metering and Meter
Reading").

Although a significant degree of separation already exists within Yorkshire, should the Regulator require such steps to be taken to increase business separation, then significant costs would be incurred. Yorkshire is continuing to seek to reduce the potential requirements and to achieve recovery of costs.

Responses to this consultation paper are requested by June
30, 1999 and the Regulator's reviews of business separation are expected to be completed in November 1999.

Factors Affecting Revenues

Two principal factors determine the amount of revenues produced by the distribution business: the unit price of electricity distributed (which is controlled by the Distribution
Price Control Formula) and the number of electricity units distributed (which depends upon customer demands as influenced in part by economic activity and weather conditions).

Two principal factors determine the amount of revenues produced by the electricity supply business: the price of the electricity supplied (which, in the case of Designated Supply Customers within the Yorkshire Authorized Area, is controlled by the supply price regulation in force) and the number of electricity units supplied. The price (except as described in the preceding sentence) and the number of units supplied, which is largely determined by the number of customers supplied, are subject to competition.

The revenues produced by the gas supply business are similarly determined by the price and the volume of gas supplied, which in turn are determined by the number and characteristics of customers acquired and lost.

UK Tax Law Changes

On July 2, 1997, the UK government enacted certain changes in tax law, including a one-time windfall tax on privatized industries and a reduction in rates of corporation tax on income from 33% to 31%. The windfall tax on Yorkshire was (POUND)134 million and was not deductible for UK corporation tax purposes. The windfall tax has been recorded as an extraordinary charge in Fiscal Year 1998. The tax was paid in two equal installments on December 1, 1997 and 1998. During Fiscal Year 1998, Yorkshire Group estimated the impact of the reduction in corporation tax rates, which resulted in a one-time reduction in deferred income tax liabilities and a corresponding reduction in income tax expense of approximately (POUND)12 million.

On July 31, 1998 a further reduction in the rate of corporation tax on income, from 31% to 30%, was enacted by the UK government. This resulted in a one-time reduction in deferred tax liabilities and a corresponding reduction in income tax expense of approximately (POUND)6 million.

Business Restructuring

In December 1997, Yorkshire announced a planned business restructuring intended to enable it to meet increased competition and react to potential regulatory developments in the energy markets in the UK. The restructuring has resulted in the distribution and supply businesses becoming more self-sufficient businesses (sharing common services where it is effective and efficient to do so).

As part of pre-existing plans to reduce debt, Yorkshire's generation business was disposed of during Fiscal Year 1999.

In November 1998, Yorkshire completed the sale of its 75% interest in RPG to IVO. IVO is a subsidiary of Imatran Voima Oy, part of Finland's energy group Forum. RPG owns Brigg Power Station, a 272-megawatt combined cycle, gas fired plant located in North Lincolnshire, England. The net book value of the assets sold was (POUND)14 million. The cash consideration received from IVO, including payment for the intercompany balance and net of cash retained by RPG, was (POUND)38 million. In addition, certain contracts between Yorkshire and RPG were renegotiated enabling Yorkshire to reduce its balance sheet provision for uneconomic gas and electricity contracts. The sale resulted in an increase in net income in Fiscal Year 1999 of (POUND)18 million.

On December 31, 1998 Yorkshire entered into an unconditional agreement to sell its subsidiary, YCL, to PowerGen CHP Limited, a subsidiary of PowerGen plc. YCL owns three combined heat and power plants and seven peaking facilities with a total declared capacity of 70 MW which are operational, a 50 MW combined cycle gas plant under test operation, a 56 MW combined heat and power plant under construction and a 56 MW combined heat and power plant under development. Yorkshire will purchase portions of the output of these facilities for up to 20 years. The net book value of the assets sold was (POUND)3 million. The consideration for the sale, including the payment for the intercompany balance of (POUND)69 million, was (POUND)95 million. The total gain on the sale is (POUND)15 million, of which (POUND)8 million after tax was included in net income in Fiscal Year 1999. The remaining (POUND)7 million is deferred and will be amortized over the life of contracts existing between Yorkshire and YCL.

The remaining generating assets of Yorkshire, windpower plants held within a joint venture company, Yorkshire Windpower
Limited, were sold in February 1999 for a loss of (POUND)2 million.

Substantially all of the cash received from these sales, net of fees and cash retained by RPG, approximately (POUND)136 million, was used to reduce the debt of Yorkshire Group.

These transactions complete the disposal of Yorkshire's generation business.

As a result of the business restructuring, approximately 291 positions were eliminated. A provision of approximately
(POUND)10 million was recorded in Fiscal Year 1998 together with (POUND)5 million in Fiscal Year 1999 to reflect the cost of these workforce reductions.

Investment in Ionica

Yorkshire Group's investment in Ionica was initially included in its consolidated balance sheet at its fair value at acquisition on April 1, 1997 of (POUND)54 million plus a subsequent additional investment of (POUND)1 million.
Management have written down the book value of the investment by charging losses of (POUND)41 million before taxes in Fiscal Year 1998 and (POUND)11 million before taxes in Fiscal Year 1999.

The reduction in fair value of the investment was initially recognized by management as "other than temporary" following an announcement by Ionica on May 22, 1998 that it had been unsuccessful in negotiating release of credit lines from existing providers of bank finance and had been advised to obtain further equity investment prior to seeking further bank funding. Ionica announced on October 29, 1998 that it had appointed administrators for its operating subsidiary due to its inability to obtain further investment necessary to continue trading and expand its service.

On March 19, 1999 Yorkshire Group sold its investment in
Ionica for (POUND)2 million and recognized a further loss on sale of (POUND)1 million.

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

Market Risks

Commodity Price Risk

Yorkshire has certain market risks inherent in its business activities. The purchase and sale of electricity and gas exposes Yorkshire to market risk. Market risk represents the risk of loss that may impact Yorkshire due to adverse changes in market prices and rates.

Yorkshire's electricity supply risk management efforts are intended to hedge the risks associated with the purchase and sale of electricity resulting from Pool price volatility.
Currently virtually all electricity generated in England and Wales is sold by generators and bought by suppliers through the Pool. The most common contracts for electricity supply to greater than 100kW supply customers are for twelve-month terms and contain fixed rates. Yorkshire is exposed to purchase price risk (the risk associated with fluctuations in the cost of purchased electricity relative to the price received from the electricity supply customer) to the extent that it has not hedged such risk. Yorkshire substantially hedges purchase price risk by employing a variety of risk management tools, including management of its electricity supply contract portfolio, hedging contracts and other means which mitigate the risk of Pool price volatility. Yorkshire employs risk management methods to maximize its return consistent with an acceptable level of risk.

Under the modified PES License, which became effective on April 1, 1998, Yorkshire has a tariff cap on the prices it may charge its Designated Customers in its Authorized Area. Because the maximum price is fixed for these customers, Yorkshire is at risk from upward movements in electricity purchase costs. This risk is mitigated by hedging purchase contracts, mainly through CFDs, which are entered into with generators.

CFDs are contracts predominantly between generators and suppliers, which fix the major elements of the price of electricity for a contracted quantity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. At the present time,

Yorkshire expects its electricity supply demand for the Calendar
Year 1999 to be substantially hedged through various types of agreements, including CFDs.

Yorkshire's ability to manage its electricity purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as CFDs. No assurance can be given that an adequate, transparent market for such products will in fact be available.

The current system of purchases mainly going through the Pool is under review, and a new system of trading arrangements is targeted to be in place in Autumn 2000. The new trading arrangements will require participants to submit half hourly forecasts of electricity supply and demand and endeavor to balance contract positions and metered volumes with their half hourly forecast. There will be incentives, in the form of imbalance payments, for generators and suppliers to meet their commitments. The precise nature of the incentives is currently being debated. Yorkshire is redefining current business operations in order to manage and exploit the new market by attempting to predict its customers' demand for electricity on a short-term basis as accurately as possible and to maximize the trading opportunities while effectively managing the risks of imbalances.

Gas is sourced from Yorkshire's interest in the Armada Field, a purchase agreement with a major gas supplier designed to meet the requirements of Yorkshire's residential gas market, Swing Contracts and purchases on the spot market which are designed to give Yorkshire a balanced gas purchase portfolio. Yorkshire utilizes risk management methods, in relation to gas purchasing and supply, including storage and an interruptible customer portfolio, which are designed to maximize its return consistent with an acceptable level of risk. A system to evaluate and enable effective management of risk in Yorkshire's gas business was installed at the beginning of Calendar Year 1999. The system enables greater control of all transactions including daily evaluation of key parameters such as value at risk and profit and loss positions for each business unit of Yorkshire.

Yorkshire Group measures its open exposure to commodity price variability within the electricity and gas businesses. A Value at Risk ("VaR") methodology is used to quantify the amount by which a portfolio can vary in value over a specified time period based on historical volatility and correlation of price movements of the positions in the portfolio.

As of March 31, 1999, the calculated VaR was as follows:

				    ((POUND) millions)

Electricity		                  2
Gas				          2

The specified time period for gas VaR calculations is 5 years, with a confidence level of 95%.

A time period of 2 years is used for electricity VaR. It is not possible to state a statistical confidence level for the calculations as a result of assumptions that have to be made due to the illiquidity which currently exists in the electricity wholesale market. (There are a relatively small number of generators in the pool market and a very limited range of derivative instruments which are effectively traded.)

Credit Risk

Credit risk refers to the risk of financial loss that would result from the failure of counterparties to comply with the terms of their contractual obligations with Yorkshire Group.

The concentration of credit risk in respect of trade accounts receivable is limited, due to Yorkshire's large customer base.

Yorkshire is exposed to losses in the event of non-performance by counterparties to its CFDs. To manage this credit risk, Yorkshire selects counterparties based on their credit ratings, limits its exposure to any one counterparty under defined guidelines, and monitors the market position of the programs and its relative market position with each counterparty.

Yorkshire Group is also exposed to losses in the event of non-performance by counterparties to its financial market transactions. To manage this credit risk, Yorkshire Group selects counterparties based on their credit ratings and applies limits to its exposure to each counterparty.

Foreign Currency Exchange Rate Risk

Yorkshire Group is partly funded by US dollar-denominated debt. Changes in the US dollar/pounds sterling exchange rate will affect the pound sterling value of cash flows under the US dollar-denominated debt and the pound sterling fair value of the US dollar-denominated debt. Yorkshire Group uses interest rate swaps and foreign currency swaps to manage the cash flow and translation risks arising.

In June 1998, Yorkshire Group issued $275 million aggregate principal amount of 8.08% Trust Securities which mature in 2038. In the absence of appropriate cover for this maturity, foreign currency swaps maturing in June 2008 are used to manage the foreign currency exchange rate risk arising from the Trust Securities borrowings. The US dollar interest cash flows received under the foreign currency swaps match the US dollar quarterly coupon payments under the Trust Securities until 2008. The nominal value of the foreign currency swaps is $265 million. The risks arising from the mismatches in the maturity dates and principal values of the Trust Securities and the foreign currency swaps are not considered material.

All US dollar cash flows under other US dollar denominated debt issued by Yorkshire Group are matched by cash flows under foreign currency swaps.

Interest Rate Risk

Yorkshire Group is partly funded by short and long-term pound sterling-denominated debt bearing variable and fixed interest rates and long-term US dollar-denominated debt bearing fixed interest rates. Changes in pound sterling and US dollar interest rates will affect the cash flows under debt bearing variable interest rates and the fair value of debt bearing fixed interest rates.

Yorkshire Group uses interest rate swaps and foreign currency swaps to manage its exposures to interest rate and foreign currency exchange rate movements associated with US dollar-denominated debt. Yorkshire Group uses interest rate caps to manage its cash flow exposures to pound sterling-denominated debt, which bears interest at variable rates. Other financial instruments may be used in the future.

At March 31, 1999, fixed interest rates were payable on 81% of debt and interest rate caps covered a further 3% of debt.
The average debt maturity was 14 years.

The following table presents by fiscal year of maturity date, as at March 31, 1999, the total principal cash repayments and related weighted average interest rates of Yorkshire Group's debt and the total principal amounts and weighted average interest rates of Yorkshire Group's foreign currency swaps and interest rate cap.

All amounts, 	                           Maturity date
Millions	       2000     2001      2002      2003      2004      There                   Fair
	                                                                after       Total       value
Debt
Fixed interest rate
  Pound sterling-
  denominated debt
    Amount             (POUND)8 (POUND)9  (POUND)4  (POUND)4   -        (POUND)550  (POUND)575 (POUND)690
    Average interest
      rate	       7.0%     7.0%      7.5%      7.5%       -         8.3%        8.3%

Variable interest rate
  Pound sterling-
  denominated debt
    Amount            (POUND)131 -        -         -         (POUND)130 -          (POUND)261 (POUND)261
    Average interest
      rate	      6.1%       -        -         -         6.4%       -          6.2%

Fixed interest rate
  US dollar-denominated
  debt
    Amount            -          -        -      $350          -         $575       $925       $913
    Average interest
      rate            -          -        -       6.2%         -          7.3%      6.8%

Foreign currency swaps                                                                        ($108)
Receive fixed interest
  rate US dollars
    Amount            -           -       -       $350         -         $565       $915
    Average interest
      rate            -           -       -       6.2%         -          7.4%      6.9%
Vs.
Pay fixed interest
  rate Pounds sterling
    Amount            -           -       -       (POUND)215   -        (POUND)347 (POUND)562

    Average interest
      rate            -           -        -       8.1%        -         8.8%      8.5%

Interest rate cap

    Nominal amount    -            -       (POUND)40-         -          -         (POUND)40 (POUND)-
    Interest rate     -            -       7.5%     -         -          -         7.5%

-	The average interest rates shown are weighted average
interest rates.
-	The average interest rate of debt is based on the coupon or
interest rates of the debt that is maturing in the period reported.

-	The variable interest rate pound sterling-denominated debt
comprises: (POUND)238 million of borrowings under Yorkshire
Group's syndicated credit facility; (POUND)13 million under
uncommitted credit facilities; and (POUND)10 million of loan notes on which the interest rate is reset semi-annually, with the next reset being made on September 30, 1999, and which
may be redeemed at various dates from March 31, 2000.
-	The weighted average term of the variable interest rate pound sterling-denominated debt at March 31, 1999, was 14 days.

Year 2000 Issues

A potentially world-wide problem has arisen with computer programs and micro-processing chips due to the method used to represent the year part of a date. This may lead systems and equipment to interpret incorrectly dates falling after December 31, 1999. In addition, certain systems may fail to detect that the Year 2000 is a leap year.

Company State of Readiness:

Yorkshire Group has established a program which tests, repairs or replaces, as necessary, both computer hardware and software including mainframe, servers, applications, and embedded chips including those in the electricity distribution network.

Work has been prioritized in accordance with business risk.
The highest priority has been given to those activities which potentially impact on safety and/or continuity of electricity supply to customers.

Testing and remediation of these highest priority systems are now complete.

The problem is also being addressed with third parties with whom Yorkshire Group has material relationships, including suppliers, generators, customers and government organizations and regulators. Assurances are being sought from key suppliers regarding their state of Year 2000 readiness. However these third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty.

Yorkshire Group is actively involved in national forums with other members of the electricity industry and other utilities (such as gas, telecommunications and water) to share good practice and to provide consolidated information to the UK Department of Trade and Industry and to the UK Electricity Industry Regulator regarding progress.

Yorkshire Group's program has been independently assessed on behalf of the Regulator. The Regulator reported above-average progress and that Yorkshire Group is on target for timely completion of the program.

Progress on readiness of critical systems is shown below.

                              I T Systems               Non-I T Systems

Year 2000 Program             Completion                Completion
Phases                        Date/                     Date/
                              Estimated                 Estimated
                              Completion    Percentage  Completion    Percentage
                              Date          Complete    Date          Complete

Program Initiation Phase
  Mobilization of the         October 30,   100%        October 30,   100%
Program, including            1997                      1997
establishing awareness,
structure and budgets and:
  Performance of High Level
Business Impact Analysis
including establishing key
issues for each business
area.

Project Scoping Phase
  Sizing the problems,        March 31,     100%        May 31,        100%
including gathering           1998                      1998
detailed inventory
information and
additional risk analysis
and:
  Determining costed
business solutions,
including examination of
options to achieve date
conformance in the time
required.

Project Delivery Phase

  Management of the           August 31,      85%       April 13,      100%
implementation cycle and      1999                      1999
delivery of the project.


Costs to Address the Company's Year 2000 Issue

Yorkshire Group has expended (POUND)13 million to March 31,
1999 on the Year 2000 Program and estimates spending an additional (POUND)6 million to achieve Year 2000 readiness. Of this (POUND)19 million, approximately (POUND)15 million will be expensed as incurred and (POUND)4 million will be capitalized. Yorkshire Group intends to fund these expenditures through internal sources. Although significant, the cost of becoming Year 2000 ready is not expected to have a material impact on Yorkshire Group's results of operations, cash flows or financial condition.

Risks of the Company's Year 2000 Issues

Yorkshire Group is implementing a detailed series of tests to minimize the possibility of service or business interruption related to Year 2000 issues. Yorkshire Group believes, based on the current tests, that the distribution system will be able to distribute electricity after December 31, 1999. The results of these tests increase confidence, but do not guarantee error free operations. Yorkshire Group is taking prudent steps to prepare for the Year 2000 issues.

The applications posing the greatest business risk to Yorkshire Group's operations should they experience Year 2000 problems are the power distribution systems, telecommunications systems, energy trading systems and billing systems. The potential problems related to erroneous processing by, or failure of, these systems are power service interruptions to customers, interrupted revenue collection and poor customer relations.

Due to the complexity of the problem and the interdependent nature of systems, if Yorkshire Group's corrective actions, and/or the actions of others not affiliated with Yorkshire
Group, fail for critical applications, Year 2000 - related issues may materially adversely affect Yorkshire Group.

Year 2000 Contingency Plans

Yorkshire Group has well established contingency plans that have been tested. These plans are being reviewed to develop additional procedures to deal specifically with situations that could arise in relation to the Year 2000 problem. A risk based approach has been adopted and should be completed by the end of September 1999.

European Monetary Union

On January 1, 1999, 11 European Union countries formed an economic and monetary union and introduced a single currency, the Euro. Although the UK did not join at this time, the UK Government has indicated that it may join in the future. Management is currently assessing the effort required to prepare Yorkshire Group for the potential introduction of the Euro in the UK.

RESULTS OF OPERATIONS

Fiscal Year 1999 Compared with Fiscal Year 1998

Earnings

Income from continuing operations before extraordinary item and discontinued operations increased by (POUND)50 million (556%) from (POUND)9 million for Fiscal Year 1998 to (POUND)59 million for Fiscal Year 1999. This increase was due primarily to the following: increases in electricity and gas supply margins, a write down/loss on sale of the investment in Ionica of (POUND)12 million in Fiscal Year 1999 compared with a write down of (POUND)41 million in Fiscal Year 1998 and a (POUND)12 million reduction in estimated tax liabilities. These items were partly offset by increased interest expense and an increase in selling, general and administrative costs.

Income (loss) from operations by segments for Fiscal Year
1999 was (POUND)153 million, (POUND)72 million and (POUND)(6) million for the distribution, supply and other segments, respectively. Income (loss) from those segments in Fiscal Year 1998 was (POUND)154 million, (POUND)32 million and (POUND)(10) million, respectively.

In addition to the factors discussed above, which affect net income (loss), the net loss for Fiscal Year 1998 includes an extraordinary charge of (POUND)134 million for the windfall tax enacted by the UK Government in July 1997, which was not deductible for income tax purposes.

Revenues

Operating revenues increased by (POUND)132 million (11%), from (POUND)1,234 million in Fiscal Year 1998 to (POUND)1,366 million in Fiscal Year 1999. This increase is analyzed as follows:

							     Operating Revenues
							     Increase (Decrease)
							   from  Fiscal Year 1998
							     to Fiscal Year 1999
							         (POUND) millions

     Distribution						    13
     Supply							   125
     Other   							    (6)

     Total operating revenues				           132

Revenues from the distribution business increased by (POUND)13 million (4%), from (POUND)309 million in Fiscal Year
1998 to (POUND)322 million in Fiscal Year 1999. This increase is primarily due to an increase in the volume of electrical contracting work undertaken.

Residential and small (<100kW) commercial customers, (Designated Customers in Fiscal Year 1999 and Franchise Supply Customers in Fiscal Year 1998) comprised 50% of total electricity sales volume for Fiscal Year 1999 and 52% for Fiscal Year 1998. The volume of unit sales of electricity for such customers is influenced largely by the number of customers in the Authorized Area, weather conditions and prevailing economic conditions. (Since Yorkshire's exclusive right to supply Franchise Supply Customers ended during Fiscal Year 1999, the number of residential and small commercial electricity supply customers is subject to competition.) Unit sales to >100kW Supply Customers, who are typically large commercial and industrial businesses, constituted 50% of total sales volume for Fiscal Year 1999 and 48% for Fiscal Year 1998. Sales to these customers are determined primarily by the success of the supply business in contracting to supply electricity to customers who are located both inside and outside the Authorized Area.

During Fiscal Year 1999, total revenues produced by the supply business increased by (POUND)125 million (10%) to (POUND)1,336 million from (POUND)1,211 million for Fiscal Year 1998. Revenues increased primarily due to the signing of new electricity contracts with Non-Franchise Supply Customers in April 1998 and the commencement of residential gas sales in Fiscal Year 1999. Of the total increase of (POUND)125 million, (POUND)70 million relates to gas supply.

Gross Margin

Gross margin increased by (POUND)88 million (24%), from (POUND)372 million in Fiscal Year 1998 to (POUND)460 million in Fiscal Year 1999 as a result of both the increase in operating revenues described above and reduced unit purchase costs for electricity and gas. The reduced unit purchase costs for electricity have arisen as a result of lower pool prices, lower-cost CFDs with generators and reduced costs levied by NGC for the management of demand and supply in The Pool.

Operating Costs

Operating expenses increased by (POUND)41 million (18%) from (POUND)224 million in Fiscal Year 1998 to (POUND)265 million in Fiscal Year 1999. This increase was due primarily to a (POUND)36 million increase in selling, general and administrative costs, together with a (POUND)5 million increase in maintenance expense.

The increase in selling, general and administrative costs is largely due to expenditures in relation to the opening up of the competitive market in the supply business, including ongoing marketing and customer service costs, and costs incurred in relation to Year 2000 modifications.

The increase in maintenance expense is due primarily to increased engineering information system costs in Fiscal Year
1999.

Other Income/Expense - Loss on Investment in Ionica

During Fiscal Year 1999, management wrote down the investment in Ionica to their estimate of fair value by charging a loss of (POUND)11 million before taxes, in addition to the (POUND)41 million before taxes charged in Fiscal Year 1998. The reduction in fair value of the investment was initially recognized by management as "other than temporary" following an announcement by Ionica on May 22, 1998 that it had been unsuccessful in negotiating release of credit lines from providers of bank finance and had been advised to obtain further equity investment prior to seeking further bank funding. On October 29, 1998 Ionica appointed administrators, as it had been unable to obtain further equity investment.

On March 19, 1999 Yorkshire Group sold its investment in
Ionica for (POUND)2 million, recognizing a further loss on sale of (POUND)1 million.

Net Interest Expense

Net interest expense increased by (POUND)18 million (17%), from (POUND)104 million in Fiscal Year 1998 to (POUND)122 million in Fiscal Year 1999.

The increase in interest expense in Fiscal Year 1999 arises from the debt in connection with Yorkshire Group's acquisition of Yorkshire being drawn down in installments during the first quarter of Fiscal Year 1998 and higher interest rates in Fiscal Year 1999.

Income Taxes

Fiscal Year 1999 was favorably affected by a (POUND)12 million adjustment to tax liabilities.

During Fiscal Year 1998, the UK rate of corporation tax on income was reduced from 33% to 31%, resulting in a reduction of tax of (POUND)12 million. A further reduction in the rate of corporation tax on income, from 31% to 30%, was enacted by the UK government in Fiscal Year 1999 and resulted in a reduction in tax liabilities of (POUND)6 million for Yorkshire Group.

Yorkshire Group's effective income tax rate, excluding the windfall tax in Fiscal Year 1998, increased from (6%) for Fiscal Year 1998 to 7% for Fiscal Year 1999. The effective income tax rate in both years has been increased by the amortization of goodwill, which is not deductible for UK income tax purposes.

Fiscal Year 1998 for the Successor Company Compared with Fiscal
Year 1997 for the Predecessor Company

Earnings

Income from operations increased by (POUND)96 million (185%) from (POUND)52 million for Fiscal Year 1997 to (POUND)148 million for Fiscal Year 1998. The increase was largely due to the effect of the following items included in income from operations for Fiscal year 1997: (i) a (POUND)78 million provision for uneconomic gas and electricity contracts, which resulted in a charge of (POUND)125 million to the supply business offset by an intrabusiness elimination of (POUND)47 million; (ii) a (POUND)50 million charge for information system development costs to prepare for the opening of the competitive electricity market in 1998 and to replace billing and collection systems, of which (POUND)37 million was charged to the supply business and (POUND)13 million was charged to the distribution business; (iii) a (POUND)8 million charge incurred for advisers' fees in respect of the Acquisition; and (iv) a (POUND)6 million write-down of the value of non-operational property. The favorable effect on the comparative income from operations was partly offset by the following items included in income from operations for Fiscal Year 1998: (i) a provision of (POUND)10 million for restructuring costs; (ii) a provision of (POUND)5 million for committed costs arising from delays in opening up the competitive market, (iii) amortization of goodwill of (POUND)25 million; (iv) additional marketing costs of (POUND)8 million; and (v) additional depreciation of (POUND)7 million arising from the revaluation of distribution network assets in connection with the Acquisition. These additional costs were mitigated by a decrease in net periodic pension costs of (POUND)13 million, due to an increase in the market value of the pension fund and a change in respect of identifying the element of costs to be capitalized within the distribution network reducing operating expenses by (POUND)15 million. In addition, income from operations as reported for Fiscal Year 1998 is stated after removing that attributable to the generation business (shown as a discontinued operation), whereas the Predecessor Company accounts for Fiscal Year 1997 have not been restated to show the generation business as discontinued. Income for operations attributable to the generation business for Fiscal Year 1998 was (POUND)13 million.

Income (loss) from operations by segments for Fiscal Year
1998 was (POUND)154 million, (POUND)32 million and (POUND)(10) million for the distribution, supply and other segments, respectively. Income (loss) from those segments in Fiscal Year 1997 was (POUND)127 million, (POUND)(132) million and (POUND)10 million, respectively. The basis of segmental reporting was changed during Fiscal Year 1999 to comply with the requirements of SFAS No. 131, and the Successor Company financial statements for Fiscal Year 1998 have been restated on this basis. No restatement of the Predecessor Company financial statements for Fiscal Year 1997 has been made in this respect. The principal effects of this change have been to move the results of the gas supply business from the "other" category to "supply"; to include the results of electricity meter reading activity in "supply" rather than "distribution" and to include the results of the non-regulated activities of the distribution business in "distribution" rather than "other". The result of the above changes is to report segmental information for Fiscal Year 1998 on the same basis as that used by management to evaluate segmental performance, rather than on a regulatory basis as previously reported.

An unrealized loss of (POUND)41 million before taxes was charged in Fiscal Year 1998 following the reduction in fair value of Yorkshire Group's investment in Ionica.

Net interest expense rose from (POUND)33 million for Fiscal
Year 1997 to (POUND)104 million for Fiscal Year 1998 principally as a result of the financing costs associated with the increased amount of debt incurred in connection with the Acquisition.

Net income decreased by (POUND)143 million, from (POUND)26 million in Fiscal Year 1997 to a loss of (POUND)117 million in Fiscal Year 1998. In addition to the variances discussed above, the net loss for Fiscal Year 1998 includes an extraordinary charge of (POUND)134 million for the windfall tax enacted by the UK government in July 1997. The windfall tax was not deductible for UK corporation tax purposes. Net income before this extraordinary charge for Fiscal Year 1998 was (POUND)17 million.

Revenues

Operating revenues decreased by (POUND)97 million (7%) from (POUND)1,331 million in Fiscal Year 1997 to (POUND)1,234 million during Fiscal Year 1998 as follows:

							     Operating Revenues
							     Increase (Decrease)
							   from  Fiscal Year 1997
							     to Fiscal Year  1998
							         (POUND) millions

     Distribution						     1
     Supply							    33
     Other							   (80)
     Effect of the generation business
       being treated as a discontinued
         operation in Fiscal Year 1998		                   (51)
     Total operating revenues				           (97)

Revenues from the distribution business increased by (POUND)1 million from (POUND)308 million for Fiscal Year 1997 to (POUND)309 million for Fiscal Year 1998. Units distributed increased by 0.4% in Fiscal Year 1998, offset by a decrease in the maximum allowable average price of units distributed as a result of the application of the revised Distribution Price Control Formula. The effect of the adjustments made to the basis of the segment information, as described above, was to increase distribution business revenues for Fiscal Year 1998 by (POUND)4 million.

Franchise Supply Customers, who were generally residential and small commercial customers, comprised 52% of total sales volume for Fiscal Year 1998. The volume of unit sales of electricity for Franchise Supply Customers was influenced largely by the number of customers in the Authorized Area, weather conditions and prevailing economic conditions. Unit sales to Non-Franchise Supply Customers, who were typically large commercial and industrial businesses, constituted 48% of total sales volume for Fiscal Year 1998. Sales to Non-Franchise Supply Customers were determined primarily by the success of the supply business in contracting to supply electricity to customers who are located both inside and outside the Authorized Area.

Overall revenues produced by the supply business increased by (POUND)33 million (3%) to (POUND)1,211 million from (POUND)1,178 million for Fiscal Year 1997. Revenues from the supply of gas of (POUND)74 million are included in supply revenues for Fiscal Year 1998. (Such revenues were included in the "other" category in Fiscal Year 1997.) Revenues from the supply of electricity decreased partly due to a reduction of 8% in sales volume to Non-Franchise

Supply Customers as a result of increased competition and partly due to reduced cost of sales, the benefits of which are passed on to customers.

Other revenues decreased by (POUND)80 million primarily due to the inclusion of gas supply revenues in "supply" for Fiscal
Year 1998, which were included in the "other" category for the Predecessor Company in Fiscal Year 1997.

Cost of Sales

Cost of sales decreased by (POUND)70 million (8%) from (POUND)932 million in Fiscal Year 1997 to (POUND)862 million in Fiscal Year 1998. This decrease was due principally to the reduction in units supplied and reductions in the Fossil Fuel Levy. In addition, the exclusion of cost of sales attributable to the generation business (shown as discontinued) from Fiscal Year 1998 has an impact of (POUND)20 million.

Operating Expenses

Operating expenses decreased by (POUND)123 million (35%) from (POUND)347 million in Fiscal Year 1997 to (POUND)224 million in Fiscal Year 1998. The reduction in operating expenses was mostly as a result of the following expenses included in Fiscal Year 1997: (i) a (POUND)78 million provision for uneconomic gas and electricity contracts made for the net present value of expected future payments in excess of anticipated recoverable amounts, reflecting expectations of market prices for electricity following the opening of the competitive electricity market in 1998 and future gas prices; (ii) a (POUND)50 million charge for information system development costs, including (POUND)19 million relating to the opening of the competitive electricity market in 1998 and a (POUND)31 million charge relating to the replacement of billing and collection systems;
(iii) a (POUND)8 million charge incurred for advisers' fees in respect of the Acquisition; and (iv) a (POUND)6 million write-down of the value of non-operational property. The comparative decrease in operating expenses was lessened by the following operating expenses included in Fiscal Year 1998: (i) a provision of (POUND)10 million for restructuring costs; (ii) a provision of (POUND)5 million for committed costs arising from delays in opening up the competitive market; (iii) amortization of goodwill of (POUND)25 million; (iv) additional marketing costs of (POUND)8 million; and (v) additional depreciation of (POUND)7 million arising from the revaluation of distribution network assets in connection with the Acquisition. The decrease in net periodic pension costs of (POUND)13 million and the increase in capitalized distribution costs of (POUND)15 million partly offset the above increases in operating expenses for Fiscal Year 1998. Operating expenses attributable to the generation business (shown as discontinued) amounted to (POUND)18 million for Fiscal Year 1998.

Other Income Expense - Loss on Investment in Ionica

An unrealized loss of (POUND)41 million before taxes was charged in Fiscal Year 1998 following the reduction in fair value of Yorkshire Group's investment in Ionica. See
"Significant Factors and Known Trends - Investment in Ionica".

Net Interest Expense

Net interest expense increased by (POUND)71 million from (POUND)33 million during Fiscal Year 1997 to (POUND)104 million in Fiscal Year 1998, principally as a result of the financing costs associated with the 1997 Credit Facility entered into to finance the Acquisition. To partially refinance the Acquisition, Yorkshire entered into short-term borrowing arrangements totaling (POUND)1,034 million, a portion of which was replaced by (POUND)593 million of long-term debt issued in January and February 1998.

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

Windfall Tax

Yorkshire Group recorded an extraordinary charge of (POUND)134 million during Fiscal Year 1998 for the windfall tax enacted by the UK government in July 1997. This windfall tax was not deductible for UK corporation tax purposes.

Liquidity and Capital Resources

Yorkshire Power Group Limited's primary asset is the entire share capital of Yorkshire Holdings, which, in turn, owns the entire share capital of Yorkshire as its primary asset. Yorkshire Power Group Limited is therefore dependent upon dividends from Yorkshire for its cash flow.

During Fiscal Years 1999 and 1998, Yorkshire Group refinanced the 1997 Credit Facility, which matured on July 30, 1998. The 1997 Credit Facility was refinanced through a series of transactions including the February 1998 issuance of (POUND)197 million guaranteed Eurobonds, the February 1998 issuance of (POUND)400 million of senior notes, the June 1998 issuance of (POUND)162 million Trust Securities and the entering into of a (POUND)550 million syndicated credit facility in July 1998.

The syndicated credit facility consists of four tranches which are: Tranche A a (POUND)150 million 364 day revolving credit with a one-year extension option (reduced to (POUND)100 million in Fiscal Year 1999 and subsequently canceled on April 21, 1999); Tranche B a (POUND)130 million 5 year term loan; Tranche C a (POUND)50 million 5 year revolving credit facility and Tranche D a (POUND)220 million 5 year revolving credit facility. Tranches A and B were drawn down to repay the 1997 Credit Facility. At March 31, 1999 amounts outstanding under the above facility were as follows: Tranche A - (POUND)100 million; Tranche B - (POUND)130 million and Tranche C - (POUND)8 million.

At March 31, 1999, in addition to cash flow from Yorkshire's operations available for distribution indirectly to Yorkshire Group, Yorkshire Group had (POUND)262 million available under the syndicated credit facility, as its primary source of liquidity.

Yorkshire Group also will be required to fund its ongoing capital expenditures, fund its debt service and cover its seasonal working capital needs. Yorkshire Group expects to fund these ongoing cash requirements through a combination of available cash flow from Yorkshire's operations and amounts available under the syndicated credit facility.

The principal source of funds of Yorkshire Group during Fiscal Year 1999 were (POUND)31 million from operations, which reflects interest paid of (POUND)104 million and tax paid of (POUND)67 million, in respect of the second installment of the windfall tax; (POUND)162 million from the issue of Trust Securities; (POUND)550 million available under the syndicated credit facility (reduced to (POUND)500 million during the year) and (POUND)136 million from the sale of the generation business. During this period, Yorkshire Group utilized (POUND)279 million to refinance the 1997 Credit Facility and (POUND)149 million for capital expenditures. Proceeds from asset sales (excluding the sale of the generation business) totaled (POUND)11 million.

The principal sources of funds of Yorkshire Group during Fiscal Year 1998 were (POUND)62 million from operations, which reflects interest paid of (POUND)132 million and tax paid of (POUND)77 million, including the first installment of the windfall tax of (POUND)67 million. Yorkshire Group raised (POUND)1,034 million from the 1997 Credit Facility and (POUND)440 million in equity. During this period, Yorkshire Group utilized (POUND)1,474 million to acquire Yorkshire, (POUND)191 million for capital expenditures and raised (POUND)593 million from the issue of bonds. Proceeds from asset sales totaled (POUND)20 million.

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

Yorkshire Group's capital expenditures are primarily related to the distribution business and include expenditures for load-related, non-load-related and non-operational capital assets. Load-related capital expenditures are largely required by new business growth. Customer contributions are normally received where capital expenditures are made to extend or upgrade service to customers (except to the extent that such capital expenditures are made to enhance Yorkshire's distribution network generally). Non-load-related capital expenditures include asset replacement which is expected to continue until at least the next decade. Other non-load-related expenditures include system upgrade work that provides for load growth and has the additional benefit of improving network security and reliability. Non-operational capital expenditures are for assets such as fixtures and equipment. For Fiscal Years 1999 and 1998 capital expenditures, net of customer contributions, were (POUND)149 million and (POUND)191 million, respectively. Yorkshire is required to file five year projections with the Regulator for gross capital expenditures related to its regulated distribution network and updates of such projections annually. The projections are based on Fiscal Year 1996 prices, as required by the Regulator. The most recent projection was for the five year period ended March 31, 2000 and was filed in June 1998. This filing indicated Yorkshire's current projection of approximately (POUND)542 million in capital expenditures for the five year period. Approximately (POUND)443 million (expressed in Fiscal Year 1996 prices) has already been spent in Fiscal Years 1999, 1998, 1997 and 1996 related to this five year projection.

Demand for electricity in the UK is seasonal, with demand being higher in the winter months and lower in the summer months. Yorkshire bills its smaller electricity supply customers on a staggered quarterly basis while it is generally required to pay related expenses (principally the cost of purchased electricity) on 28-day terms. However, approximately 54% of the smaller (<100kW) electricity supply customers settle their accounts using regular payment plans based on prepayment or spreading of the cost of their annual bill evenly throughout the year. A majority of Yorkshire's supply revenues are based on a fixed price per unit. The cost of supply to Yorkshire from the Pool, if not covered by hedging mechanisms, varies throughout the year, generally being higher in winter months and lower in summer months. Yorkshire balances the effect of these influences on its working capital needs with drawings under its available credit facilities.

Yorkshire is exposed to risk arising from differences between the fixed price at which it sells electricity and the fluctuating prices at which it purchases electricity unless it can effectively hedge such exposure. To mitigate its exposure, Yorkshire utilizes CFDs with major UK power generators to fix the price of electricity. Yorkshire had entered into CFDs and power purchase contracts for 33,275 GWh of electricity at March 31, 1999 and 20,010 GWh at March 31, 1998. Yorkshire's electricity sales volumes were 21,676 GWh, 20,236 GWh and 21,116 GWh for Fiscal Years 1999, 1998 and 1997 respectively.

Management believes that cash flow from operations, together with its existing sources of credit will provide sufficient financial resources to meet Yorkshire Group's projected capital needs and other expenditure requirements for the foreseeable future. Following the Acquisition, Yorkshire agreed to an amendment to its PES License to the effect that it will use all reasonable endeavors to ensure that it maintains an investment grade credit rating on its long-term debt.

New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was adopted by Yorkshire Group in Fiscal Year 1999. SFAS No. 130 established the standards for reporting and displaying components of "comprehensive income", which is the total of net income and all transactions not included in the net income affecting equity except those with shareholders. There were no material differences between comprehensive income and net income in Fiscal Year 1999 or 1998.

During Fiscal Year 1999, Yorkshire Group adopted the American Institute of Certified Public Accountants' Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires the capitalization and amortization of certain costs of acquiring or developing internal use computer software. The adoption of the SOP did not have a material effect on results of operation or financial condition.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was adopted by Yorkshire Group during Fiscal Year 1999. SFAS No. 131 establishes reporting standards for annual and interim financial statements for which separate financial information is available and regularly evaluated by the chief operating decision maker in allocating resources and reviewing performance, and requires the restatement of prior period comparative information. Adoption of the standard did not affect results of operations, cash flows or financial condition.

During Fiscal Year 1999, Yorkshire Group adopted SFAS No.
132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The standard revises the disclosure requirements in respect of pensions and other post retirement benefits and requires that prior period comparative information be restated. The standard does not change the measurement or recognition requirements for post retirement benefit accounting and its adoption did not affect results of operations, cash flows or financial condition.

SFAS No. 133, "Accounting for Derivative Instruments and
Hedging Activities", was issued in June 1998. This statement was originally scheduled to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999: a proposal has been made to delay the effective date for one year. SFAS 133 establishes accounting and reporting standards for derivative instruments. It requires that all derivatives be recognized as either an asset or a liability, measured at fair value, in the financial statements. If certain conditions are met a derivative may be designated as a hedge of possible changes in fair value of an asset, liability or firm commitment; variable cash flows of forecasted transactions; or foreign currency exposure. The accounting/reporting for changes in a derivative's fair value (gains and losses) depend on the intended use and resulting designation of the derivative. Management is currently studying the provisions of SFAS 133 to determine the impact of its adoption on results of operations, cash flows and financial condition.

EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", was issued during Fiscal Year 1999 to address the application of mark-to-market accounting for energy trading contracts and will be effective for fiscal years beginning after December 15, 1998. Management does not believe that this consensus will have a significant effect in the near-term, as most of Yorkshire Group's energy contracts are related to serving customer needs.

The AICPA issued SOP 98-5 "Reporting the Costs of Start-up Activities" during Fiscal Year 1999. The SOP clarifies the accounting and reporting for one-time start-up activities and organization costs, and is effective for fiscal years beginning after December 15, 1998. The adoption of this standard is not expected to have a material effect on results of operations, cash flows or financial condition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Reference is made to the "Market Risks" section in Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Yorkshire Power Group Limited and Subsidiaries (Successor
Company) and Yorkshire Electricity plc and Subsidiaries
(Predecessor Company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
   						     Page
Yorkshire Electricity Group plc and Subsidiaries

Independent Auditors' Report                           90
Consolidated Statement of Income                       91
Consolidated Statement of Changes in
  Shareholders' Equity                                 92
Consolidated Statement of Cash Flows                   93
Notes to the Consolidated Financial Statements         95

Yorkshire Power Group Limited and Subsidiaries

	Unaudited Pro Forma Consolidated Statement
  of Income                                           109

Yorkshire Power Group Limited and Subsidiaries

Independent Auditors' Report                          111
Consolidated Statements of Income                     112
Consolidated Balance Sheets                           113
Consolidated Statements of Changes in
  Shareholders' Equity                                115
Consolidated Statements of Cash Flows                 116
Notes to the Consolidated Financial Statements        118

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS
OF YORKSHIRE ELECTRICITY GROUP PLC

We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of Yorkshire Electricity Group plc and its subsidiaries (the "Company") for the year ended March 31, 1997 (all expressed in pounds sterling). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Yorkshire Electricity Group plc and its subsidiaries for the year ended March 31, 1997 in conformity with generally accepted accounting principles in the United States of America.

Deloitte & Touche
Leeds
United Kingdom
July 15, 1997

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor Company)
CONSOLIDATED STATEMENT OF INCOME
FOR THE YEAR ENDED MARCH 31, 1997
(In Millions)
							    Year Ended
							  March 31, 1997
							     (POUND)
OPERATING REVENUES					      1,331

COST OF SALES		   			                932

GROSS MARGIN		  			                399

OPERATING EXPENSES
Maintenance						         76
Depreciation							 50
Provision for uneconomic gas and electricity contracts	         78
Selling, general and administrative				 93
Systems development costs (Note 8)				 50

Income from operations					         52

OTHER INCOME (EXPENSE)
National Grid transaction (Note 9):
     Realized gain on sale of National Grid Group plc	          1
     Realized gain on sale of PSB Holdings Limited		  6
Dividend income							  2
Equity in loss of associates					 (4)
Gain on sale of associate					 15


Total other income, net					         20


Interest expense					        (55)
Interest income							 22

Net interest expense	  			                (33)


INCOME BEFORE INCOME TAXES             			         39

PROVISION FOR INCOME TAXES					 13


NET INCOME						         26

The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED MARCH 31, 1997
(In Millions, Except Shares and Per Share Amounts)

				                                                         Unrealized
				                                                          Gain on
				                                 Additional              Available
				                 Share     Capital  Paid-in    Retained   for Sale
				                Shares     Amount   Capital    Earnings  Investments  Total
		                                           (POUND)  (POUND)   (POUND)     (POUND)    (POUND)
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

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED MARCH 31, 1997
(In Millions)
									  Year Ended
           								 March 31, 1997
									    (POUND)
Cash flows from operating activities:
Net income						   	            26
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation							            50
Write off of capitalized system costs				            22
Deferred income taxes							   (24)
Gain on disposal of investments					            (7)
Equity in loss of associates						     4
Gain on sale of associate						   (15)
Changes in assets and liabilities:
   Receivables						 	            14
   Provisions for uneconomic electricity and gas contracts	            78
   Electricity purchases						   (11)
   Payments received in advance					           (41)


Net cash provided by operating activities				    96


Cash flows from investing activities:
Capital expenditures						          (103)
Proceeds from sale of fixed assets					    29
Proceeds from sale of associate					            26
Loans (advanced to) repaid by associate				            (3)
Purchases of long-term investments					   (18)
Proceeds from sale of PSB						    10
Sale (purchases) of short-term investments				     8

Net cash used in investing activities				           (51)


Cash flows from financing activities:
Proceeds from issuance of common stock				             3
Repayments of long-term debt						    (5)
Net change in short-term debt						    (3)
Dividends paid								   (71)

Net cash used in financing activities				           (76)

Decrease in cash and cash equivalents				           (31)

Beginning of period cash and cash equivalents			           252

End of period cash and cash equivalents				           221

        YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor Company)
CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
FOR THE YEAR ENDED MARCH 31, 1997
(In Millions)
								        Year Ended
								      March 31, 1997
									     (POUND)
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid for interest	    					             42

Cash paid for income taxes						     30

The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE ELECTRICITY GROUP PLC AND SUBSIDIARIES
(Predecessor Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Yorkshire Electricity Group plc, ("YEG" or the
"Company") is one of the twelve regional electricity companies ("RECs") in England and Wales licensed to supply, distribute, and to a limited extent, generate electricity. The RECs were created as a result of the privatization of the UK electricity industry in 1990 after the state owned low voltage distribution networks were allocated to the then existing twelve regional boards. The Company's main business, the distribution and supply of electricity to customers in its franchise area (the "Franchise Area") in the North of England, is regulated under the terms of a Public Electricity Supply
License ("PES License") by the Office of Electricity
Regulation ("OFFER").

The Company operates primarily in its Franchise Area in Northern England. The Franchise Area covers approximately 10,000 square kilometers, encompassing parts of the counties of West Yorkshire, Humberside, South Yorkshire, Derbyshire, Nottinghamshire,
Lincolnshire and Lancashire. The Franchise Area has a resident population of approximately 4.4 million.

The Company purchases power primarily from the wholesale trading market for electricity in England and Wales (the "Pool"). The Pool monitors supply and demand between generators and suppliers, sets prices for generation and provides for centralized settlement of accounts due between generators and suppliers.

Basis of presentation

The consolidated financial statements of the Company are presented in pounds sterling ((POUND)) and in conformity with accounting principles generally accepted in the United States of America. The Company is not subject to rate regulation but rather, is subject to price cap regulation and, therefore, the provisions of Statement of Financial Accounting Standards No. 71,
"Accounting for the Effects of Certain Types of Regulation" do not apply.


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recovery of Regulated Income

Charges for distribution of electricity and supply to customers with a maximum demand under 100 kW are subject to a price control formula set out in the Company's PES license which allows a maximum charge per unit of electricity. Differences in the charges, or in the purchase cost of electricity, can result in the under or over-recovery of revenues in a particular period.

Where there is an over-recovery of supply or distribution business revenues against the regulated maximum allowable amount, revenues are deferred in an amount equivalent to the over-recorded amount. The deferred amount is deducted from operating revenues and included in other current liabilities.


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

The Company enters into interest rate swaps as a part of its overall risk management strategy and does not hold or issue material amounts of derivative financial instruments for trading purposes. The Company accounts for its interest rate swaps in accordance with Statement of Financial Accounting Standards No. 80, "Accounting for
Futures Contracts" and various Emerging Issues Task Force pronouncements. If the interest rate swaps were to be sold or terminated, any gain or loss would be deferred and amortized over the remaining life of the debt instrument being hedged by the interest rate swap. If the debt instrument being hedged by the interest rate swaps were to be extinguished, any gain or loss attributable to the swap would be recognized in the period of the transaction.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, plant and equipment

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

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes". This standard requires that deferred income taxes be recorded for temporary differences between the financial statement basis and the tax basis of assets and liabilities and loss carryforwards and that deferred tax balances be based on enacted tax laws at rates that are expected to be in effect when the temporary differences reverse.

2.	RETIREMENT BENEFITS

Pension plans

The Company operates two schemes, one based on defined contributions and a second based on defined benefits.

Defined contribution

The defined contribution plan was established on December 1, 1991. From April 1, 1995 new employees are only eligible to join this plan. The assets of the defined contribution plan are held and administered by an independent trustee. The cost recognized for this plan was less than (POUND)1 million for the Fiscal Year ended
March 31, 1997.

2.	RETIREMENT BENEFITS (continued)

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

Statement of Financial Accounting Standards No. 87
"Employers' Accounting For Pensions" ("SFAS 87") was effective for fiscal years beginning after December 15, 1988. The provisions of SFAS No. 87 were initially adopted by the Company on April 1, 1992.

The weighted average rates assumed in the actuarial calculations as of the following date were:

								 March 31,
							         1997
							           %

Discount rate						         8.0
Annual salary rate increase				         6.0
Long-term rate of return on plan assets		                 9.0

The components of the plan's net periodic pension cost
during the period are shown below (in millions):
							Year Ended March 31,
							         1997
							      (POUND)

Service cost (benefits earned during the period)	          10
Interest cost on projected benefit obligation	                  52
Actual return on plan assets				         (89)
Net amortization and deferral				          33

Net periodic pension cost				           6




3.	REGULATORY MATTERS

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

The Company's electricity supply business is also regulated by the Regulator, and prices are established based upon the Supply Price Control Formula, which is similar to the DPCF; however it currently allows full pass through for all properly incurred costs.

The non-franchise electricity supply market, which typically includes larger commercial and industrial customers was opened to competition for all customers with usage above 1MW upon privatization of the industry in 1990. The non-franchise electricity supply markets of 100 kW or more were opened to full competition in April
1994.

Currently, the Company, under its PES license, has the exclusive right to supply electricity to residential and small commercial and industrial customers within its Franchise Area. However, it is anticipated that the electricity supply market will become fully competitive over a several month period beginning September 1998.


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

Operating leases

The Company has commitments under operating leases with various terms and expiration dates. At March 31, 1997 estimated minimum rental commitments for non-cancelable operating leases were (POUND)2 million and (POUND)1 million for Fiscal Years 1998 and 1999, respectively. Rental expenses incurred for operating leases was (POUND)4 million during Fiscal Year 1997.

Labor subject to collective bargaining agreements

The majority of the Company's employees are subject to
one of three collective bargaining agreements.  Such
agreements are ongoing in nature, and the Company's
employees' participation level is consistent with that of
the electric utility industry in the UK.
5.	SEGMENT REPORTING

The Company is primarily engaged in two electric industry segments; distribution, which involves the transmission of electricity across its network to its customers, and supply, which involves bulk purchase of electricity from the Pool for delivery to the distribution networks. Included in "Other" are insignificant operating subsidiaries of the Company as well as various corporate activities, and non-allocated corporate assets. Intersegment sales primarily represent sales from distribution to supply for use of the distribution networks.

A summary of information about the Company's operations by segments follows (in millions):

						         Year Ended March 31, 1997
<CAPTION
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

The Company's income tax expense consists of the following (in millions):

							          Year Ended March 31,
								      1997
  							            (POUND)

Current 							       37
Deferred							      (24)

Total								       13



6. INCOME TAXES (continued)

The following is a reconciliation of the difference
between the amount of income taxes computed by
multiplying book income before income taxes by the
statutory rate, and the amount of income taxes reported
(in millions):
						         Year Ended March 31,
							     1997
		  				           (POUND)

Pre-tax income 						       39

Income taxes computed at statutory rate 		       13
National Grid transactions:
   Gain on sale of PSB excluded from
     taxable income					       (2)
Permanent differences					        6
Other							       (4)

Total income tax expense				       13

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



8.	SYSTEMS DEVELOPMENT COSTS

During the Fiscal Year 1997, a (POUND)50 million charge to earnings was recorded for costs incurred related to information systems development costs pertaining to the opening up of the competitive electricity market in 1998. It is management's opinion that, at this stage in the development of the future commercial and regulatory environment, it would not be prudent to capitalize these costs.

9.	NATIONAL GRID INVESTMENT

In December 1995 the Company sold its investment in NGG, recognizing a gain on sale of (POUND)56 million. In the year to March 31, 1997 further consideration of (POUND)6 million was received.

10.	EMPLOYEE OPTION AND SHARE PLANS

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

On July 1, 1996 a trust related to the Company's
Profit Sharing Scheme purchased 243,356 ordinary shares of the Company for (POUND)1,769,198 or (POUND)7.27 per share. 64 shares were allocated to each eligible employee. The net cost of acquiring the shares and maintaining the trust was borne by the Company.

In connection with the acquisition, all shares held in the above trusts were transferred to employees in accordance with the provisions of the schemes.


10.	EMPLOYEE OPTION AND SHARE PLANS (continued)

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

The following table summarizes the transactions of the share option scheme for the year ended March 31, 1997:

								          Weighted
						                Number    Average
						                    of   Exercise
						                Shares      Price
							                    (POUND)

Unexercised options outstanding - March 31, 1996	     2,451,817     5.13
Granted							     1,059,218     5.97
Exercised					  	       576,226     4.05
Forfeited						       118,865     4.01
Expired							           642     1.75

Unexercised options outstanding - March 31, 1997	     2,815,302     5.72

Exercisable options - March 31, 1997			       129,781     4.87



In connection with the acquisition, holders of any outstanding options were given the opportunity to exercise their options and sell their shares to Yorkshire
Holdings plc at a price of (POUND)9.27 per share. If the holders of the options did not exercise their options, such options were cash canceled and the holders were paid
(POUND)9.27 per share less the option's exercise price.

10.	EMPLOYEE OPTION AND SHARE PLANS (continued)

The Company accounts for its stock-based compensation schemes in accordance with Accounting Principles Board
Opinion No. 25, "Accounting for Stock Issued to
Employees". Compensation expense of (POUND)1 million was recognized in 1997. Because of the change in control of the Company and the immaterial impact on net income of applying the fair value method, the disclosures required by Statement of Financial Accounting Standard No 123,
"Accounting for Stock-Based Compensation," have not been presented.


11. SUBSEQUENT EVENTS

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

Windfall tax

On July 2, 1997 the British Government announced a
`windfall tax' to be applied at that date to companies privatized by flotation and regulated by relevant privatization statutes. A decrease in the UK statutory income tax rate from 33% to 31% was also included in the legislation. The Company will record a charge to income of (POUND)134 million for the windfall tax and an income tax benefit as a result of the change in the UK statutory income tax rate of approximately (POUND)12 million during the quarter ending September 30, 1997. The windfall tax is not deductible for UK income tax purposes and is payable in two equal installments on or before December
1, 1997 and 1998.

11.	SUBSEQUENT EVENTS (continued)

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

Ionica

Following a profits warning issued by Ionica in November 1997, the fair value of the Company's investment in Ionica decreased from (POUND)54 million at April 1, 1997 to (POUND)30 million at December 31, 1997. The reduction is not regarded by management as a permanent diminution in value.


12.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

				 Quarterly Periods Ended 1996/97
(in (POUND) millions)	    June 30   September 30   December 31  March 31

Operating revenues	      307         298           369          357
Operating income (loss)        46          49            25          (68)
Net income (loss)	       25          28            24          (51)


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

						                  (In Millions)

			            Predecessor                                Pro Forma for
			               Period					  the Year Ended
			          April 1, 1996 to	      Adjustments        March 31, 1997
			          March 31, 1997
				    (POUND)    (1)       (2)      (3)      (4)  (POUND)     $(5)
Operating revenues	             1,331      -         -        -        -    1,331       2,149
Income from operations	                52      -         (24)     (6)      84     106         171
Other income
   Gain on sale of
     associate		                15      -         -        -        -       15          24
   Other			         5      -         -        -        -        5           8
   Total other income	                20      -         -        -        -       20          32
Interest expense		       (55)     (74)      -        -         7    (122)       (197)
Interest income		                22      -         -        -        -       22          36
Net interest expense	               (33)     (74)      -        -         7    (100)       (161)
Income before income taxes              39      (74)      (24)     (6)      91      26          42
Provision for income taxes             (13)      24       -         2      (30)    (17)        (27)

Net income			        26      (50)      (24)     (4)      61       9          15

(1)	To reflect the interest expense recorded in connection with the
Acquisition financed by (POUND)22 million loan notes issued by Yorkshire Holdings plc (''Yorkshire Holdings'') and (POUND)1,034 million in short-term debt incurred by the Successor Company and share capitalization of (POUND)440 million. The loan notes issued by Yorkshire Holdings are redeemable at the option of the bond holder until 2002. An interest rate of 7% has been assumed for both types of debt. The impact of a 1/8% change in the assumed interest rate would affect net income by (POUND)1 million.

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


(5)	Solely for convenience of the reader, UK pound sterling amounts have been translated into US dollars at the closing mid-point in London on March 31, 1999 of $1.6143 = (POUND)1. See Note 1 ''Summary of
Significant Accounting Policies'' to Yorkshire Group's consolidated financial statements for the year ended March 31, 1999 included elsewhere in this document.


During the pro forma Fiscal Year 1997, the Predecessor
Company incurred expenses of (POUND)8.0 million relating to the Acquisition.

No adjustments have been made to the pro forma consolidated statement of income in respect of discontinued operations.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS AND BOARD OF
DIRECTORS OF YORKSHIRE POWER GROUP LIMITED

We have audited the accompanying consolidated balance sheets of Yorkshire Power Group Limited and its subsidiaries (the "Company") as of March 31, 1999 and March 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended (all expressed in pounds sterling). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yorkshire Power Group Limited and its subsidiaries as of March 31, 1999 and March 31, 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit also comprehended the translation of the pounds sterling amounts into US dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 1. The translation of the financial statement amounts into US dollars has been made solely for the convenience of readers in the United States of America.


Deloitte & Touche LLP
Columbus, Ohio
June 9, 1999

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED STATEMENTS OF INCOME
 (In Millions)

				 			      Year Ended March 31,
                                                            1999                1998
						    (POUND)          $         (POUND)
							        (See Note 1)
OPERATING REVENUES			 	    1,366        2,205         1,234

COST OF SALES		  			      906        1,462           862

GROSS MARGIN					      460          743           372

OPERATING EXPENSES
  Maintenance					       69          111            64
  Depreciation and amortization		               76          123            71
  Selling, general and administrative	              115          186            79
  Restructuring charges			                5            8            10

INCOME FROM OPERATIONS	 		              195          315           148
OTHER INCOME EXPENSE
  Loss on investment in Ionica		              (12)         (20)          (41)
  Other income, net				        1            2             2
    Total Other Income (Expense), Net	              (11)         (18)          (39)
NET INTEREST EXPENSE
  Interest expense			 	     (126)        (203)         (117)
  Interest income				        4            6            13
    Net interest expense			     (122)        (197)         (104)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES	 		               62          100             5

PROVISION (CREDIT) FOR INCOME TAXES	                3            5            (4)

INCOME FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM AND
    DISCONTINUED OPERATION			       59           95             9

INCOME FROM DISCONTINUED OPERATION
  NET OF INCOME TAXES OF (POUND)2 ($3)
    AND (POUND)3				        4            6             8

GAIN ON DISPOSAL OF DISCONTINUED
  OPERATION NET OF INCOME TAXES OF
    (POUND)31 ($50)				       24           39             -

INCOME BEFORE EXTRAORDINARY ITEM		       87          140            17

EXTRAORDINARY LOSS - UK WINDFALL TAX	                -            -          (134)
NET INCOME (LOSS)			               87          140          (117)
The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED BALANCE SHEETS
(In Millions)
					            March 31, 1999      March 31, 1998
 	   				          (POUND)         $          (POUND)
ASSETS					              (See Note 1)
FIXED ASSETS
   Property, plant and equipment, net
     of accumulated depreciation
       of (POUND)96 ($155) and (POUND)53             970      1,566           992
   Construction work in progress	              15         24            68

Total fixed assets			             985      1,590         1,060


CURRENT ASSETS
   Cash and cash equivalents		              12         19            35
   Investments				              26         42            41
   Accounts receivable, less
     provision for uncollectibles
       of (POUND)9 ($15) and (POUND)6	             100        162            62
   Unbilled revenue			              84        136            78
   Other					      44         71            50

Total current assets	  		             266        430           266


OTHER ASSETS
   Goodwill, net of accumulated
     amortization of (POUND)50 ($81)
 and (POUND)25                                       925      1,493           969
   Investments, long-term		              51         82            73
   Prepaid pension asset		              98        158            75
   Other non-current assets		              22         36            19

Total other assets			           1,096      1,769         1,136


Total assets		  		           2,347      3,789         2,462


The accompanying notes are an integral part of this consolidated balance sheet.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED BALANCE SHEETS
 (In Millions, Except Shares)
					                March 31, 1999            March 31, 1998
					                (POUND)         $             (POUND)
								 (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES
SHAREHOLDERS' EQUITY
   Share capital, (POUND)1 par value common shares,
      440,000,100 in 1999 and 1998, authorized,
      440,000,002 in 1999 and 1998
      issued and outstanding		  	         440           710            440
   Retained deficit			                 (30)          (48)          (117)

Total shareholders' equity		                 410           662            323

LONG-TERM DEBT				               1,103         1,781          1,026

SHORT-TERM DEBT REFINANCED JUNE 1998                       -             -            164

Company-Obligated Mandatorily Redeemable
   Trust Securities of Subsidiary Holding
   Solely Junior Subordinated Deferrable
   Interest Debentures			                 168           271              -

OTHER NON-CURRENT LIABILITIES
   Deferred income taxes		                 214           345            208
   Provision for uneconomic
     electricity and gas contracts	                  30            49             84
   Other					          13            21             15

Total other non-current liabilities	                 257           415            307

CURRENT LIABILITIES
   Current portion of long-term debt                       8            13              5
   Short-term debt			                 142           229            319
   Accounts payable			                  77           124             82
   Accrued liabilities and
     deferred income			                  85           137             63
   Income taxes payable			                  37            60             40
   Windfall tax payable			                   -             -             67
   Other current liabilities		                  60            97             66

Total current liabilities		                 409           660            642

Total liabilities				       1,937         3,127          2,139

COMMITMENTS AND CONTINGENCIES (NOTE 5)

Total shareholders' equity and
  liabilities				               2,347         3,789          2,462

The accompanying notes are an integral part of this consolidated balance sheet.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In Millions, Except Shares)
For the year ended March 31, 1999

				    Share Capital        Retained
				   Shares    Amount      Deficit     Total
					      (POUND)     (POUND)     (POUND)
Balance, April 1, 1998	 	440,000,002    440         (117)      323
Net income				  -      -           87        87

Balance, March 31, 1999		440,000,002    440          (30)      410



For the year ended March 31, 1998

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

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
							      Year Ended March 31,
							     1999             1998
						      (POUND)        $        (POUND)
Cash flows from operating activities:
Net income (loss)				        87           140        (117)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Gain on sale of discontinued operation	       (24)          (39)          -
   Depreciation of fixed asset investments
     included in cost of sales			         8            13           -
   Depreciation					        56            91          53
   Amortization					        25            40          25
   Gain on sale of fixed assets		                (3)           (5)         (3)
   Loss on investment in Ionica		                12            19          41
   Deferred income taxes				15            24           4
Changes in assets and liabilities:
   Receivables and unbilled revenue		       (44)          (71)         34
   Prepaid pension asset			       (23)          (37)        (14)
   Provisions for uneconomic electricity
     and gas contracts				       (11)          (18)          6
   Accounts payable				        (5)           (8)          3
   Windfall tax payable				       (67)         (108)         67
   Other current assets				        (4)           (6)        (10)
   Other				  	         9            15         (27)
Net cash provided by operating activities	        31            50          62

Cash flows from investing activities:
   Proceeds from sale of discontinued
     operation					       136          220            -
   Capital expenditures				      (149)        (241)        (191)
   Proceeds from sale of property,
     plant and equipment		    	        11           18           20
   Purchase of Yorkshire Electricity
     Group plc				  	        -             -       (1,474)
   Other		 			        2             3            6
Net cash used in investing activities	                -             -       (1,639)
Cash flows from financing activities:
   Proceeds from issuance of
     Trust Securities		 		      162          261             -
   Proceeds from issuance of long-term debt	      130          210           593
   Proceeds from issuance of common stock	        -            -           440
   Payments to terminate interest rate
     swap agreements				        -            -           (14)
   Repayments of long-term debt		               (5)          (8)           (5)
   Net change in short-term debt		     (341)        (550)          377
Net cash (used in) provided by
  financing activities				      (54)         (87)        1,391
Decrease in cash and cash equivalents	              (23)         (37)         (186)
Beginning of year cash and cash
  equivalents					       35           56           221
End of year cash and cash equivalents	               12           19            35
</TABLE


       YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEAR ENDED MARCH 31, 1998
(In Millions)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

						           Year Ended March 31,
						         1999               1998
						  (POUND)        $         (POUND)
Cash paid for interest				    104         168          132

Cash paid for income taxes			     67         108           77

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Yorkshire Group issued (POUND)22 million of loan notes during Fiscal Year 1998 to former shareholders of Yorkshire
Electricity Group plc ("YEG") (see notes 12 & 13).

The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
(Successor Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Yorkshire Power Group Limited ("YPG" or the "Company") is a joint venture formed by subsidiaries of American
Electric Power Company, Inc. and New Century Energies,
Inc. for the purpose of acquiring the entire issued share capital of Yorkshire Electricity Group plc ("YEG"). The acquisition of YEG was made effective as of April 1, 1997 by Yorkshire Holdings plc, a wholly-owned subsidiary of YPG.

YEG is one of the twelve regional electricity companies ("RECs") in England and Wales licensed to supply, distribute, and to a limited extent, generate electricity. The RECs were created as a result of the privatization of the UK electricity industry in 1990 after the state owned low voltage distribution networks were allocated to the then existing twelve regional boards. YEG's main business, the distribution and supply of electricity to customers in its licensed area (the
"Authorized Area"), is regulated under the terms of YEG's
Public Electricity Supply License ("PES License") by the
Office of Electricity Regulation ("OFFER").

YEG operates primarily in its Authorized Area in Northern England. YEG's Authorized Area covers approximately 10,000 square kilometers, encompassing parts of the counties of West Yorkshire, East Yorkshire, South Yorkshire, Derbyshire, Nottinghamshire,
Lincolnshire and Lancashire. The Authorized Area has a resident population of approximately 4.4 million.

YEG purchases power primarily from the wholesale trading market for electricity in England and Wales (the
"Pool"). The Pool monitors supply and demand between generators and suppliers, sets prices for generation and provides for centralized settlement of accounts due between generators and suppliers.


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The acquisition was accounted for using the purchase method of accounting in accordance with Accounting
Principles Board Opinion No. 16, "Accounting for Business
Combinations" ("APB 16"). The purchase price of YEG has been allocated to the underlying assets and liabilities based on estimated fair values at the acquisition date
(April 1, 1997).

Yorkshire is not subject to cost-based rate regulation but rather, is subject to price cap regulation and, therefore, the provisions of Statement of Financial
Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71") do not apply.

The consolidated financial statements of Yorkshire
Group are presented in pounds sterling ((POUND)) and in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet, income statement, statement of cash flows and certain information in the notes to the consolidated financial statements are presented in pounds sterling ((POUND)) and in US dollars
($) solely for the convenience of the reader, at the exchange rate of (POUND)1 = $1.6143, the closing mid-point in London on March 31, 1999. This presentation has not been translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency
Translation". No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of consolidation

The consolidated balance sheet includes the accounts of the Company and its wholly-owned and majority-owned subsidiaries and has been prepared from records maintained by the Company in the UK. Significant intercompany items are eliminated in consolidation.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. As a result of the transition to a more competitive utility environment, estimates are required for revenues and the costs to produce revenues, including bad debt expense
(see Revenue Recognition below).

Electricity generated in England and Wales is sold by generators and bought by suppliers through the Pool.
Charges are raised on a half hourly basis. Prior to opening the domestic market to competition on September
14, 1998, all charges were allocated between suppliers based on actual meter readings. Charges in respect of residential customers, whose meters are not read at half hourly intervals, were allocated to the host PES. Since
September 14, 1998, it is necessary to allocate charges in respect of residential customers between suppliers based on estimates.

Actual results could differ from the Company's estimates.

Revenue Recognition

Yorkshire Group records revenue net of value added tax
("VAT") and accrues revenues for service provided but unbilled at the end of each reporting period.
Residential customers are normally billed at quarterly intervals, and such bills may be based on estimated meter readings. As a result, unbilled revenues are subject to a degree of estimation that can be significant.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial instruments

YEG enters into contracts for differences ("CFDs") primarily to hedge its supply business against the price risk of electricity purchases from the Pool. Use of these CFDs is carried out within the framework of YEG's purchasing strategy and hedging guidelines. CFDs are accounted for as hedges and consequently, gains and losses are deferred and recognized over the same period as the item hedged. YEG recognizes gains (losses) on CFDs when settlement is made, which is generally monthly.
Gains (losses) on CFDs are recognized as a decrease
(increase) to cost of sales based upon the difference between fixed prices in the CFD compared to variable prices paid to the Pool for the period. Gains (losses) based upon the difference between fixed prices in the CFD compared to variable prices paid to the Pool for future electricity purchases are not recognized until the period of such settlements.

Yorkshire Group enters into interest rate and cross currency swaps as a part of its overall risk management strategy and does not hold or issue material amounts of derivative financial instruments for trading purposes.
If the interest rate and cross currency swaps were to be sold or terminated, any gain or loss would be deferred and amortized over the remaining life of the debt instrument being hedged by the swaps. If the debt instrument being hedged by the swaps were to be extinguished, any gain or loss attributable to the swap would be recognized in the period of the transaction.

Yorkshire Group considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

Cash and cash equivalents

Yorkshire Group considers all short-term investments with an original maturity of three months or less to be cash equivalents.


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, plant and equipment

Property, plant and equipment is recorded at fair market value as adjusted at the acquisition date in accordance with APB 16. Items capitalized subsequent to the acquisition are recorded at cost, which includes materials, labor and appropriate overhead costs, and the estimated cost of borrowed funds used during construction. Customer contributions towards construction of distribution-related assets reduce the cost of such assets.

During Fiscal Year 1998, Yorkshire Group changed its estimates in respect of identifying the element of costs to be capitalized within the distribution network. This change in estimate increased the amount capitalized in Fiscal Year 1998 by (POUND)15m.

Yorkshire Group's policy is to record depreciation on a straight-line basis, except for distribution network assets which are charged at 3% for 20 years and 2% for the remaining 20 years. Assets are depreciated using the following estimated useful lives:

								   Years
Distribution network						      40
Generation							      20
Buildings							Up to 60
Fixtures and equipment						Up to 10
Vehicles and mobile plant					Up to 10


Goodwill

Yorkshire Group's policy is to amortize acquisition costs in excess of fair value of net assets of the business acquired using the straight-line method over a period of 40 years. Recoverability (evaluated on the basis of undiscounted operating cash flow analysis) is reviewed when events or changes in circumstances indicate that the carrying amount may exceed fair value. Goodwill shown in the accompanying consolidated balance sheet relates to the acquisition of YEG (note 13).


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

Yorkshire Group accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Investments in
Certain Debt and Equity Securities" ("SFAS 115").
Yorkshire Group's investments are classified as available-for-sale under SFAS 115. Securities whose fair market values are readily determinable are reported at fair value. Securities whose fair market values are not readily determinable are recorded at the lower of cost or net realizable value.

Income taxes

Yorkshire Group accounts for income taxes in accordance with Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes". This standard requires that deferred income taxes be recorded for temporary differences between the financial statement basis and the tax basis of assets and liabilities and loss carry-forwards and that deferred tax balances be based on enacted tax laws at rates that are expected to be in effect when the temporary differences reverse.


2.	EXTRAORDINARY LOSS

In July 1997, the British Government announced a
"windfall tax" to be applied at that date to companies privatized by flotation and regulated by relevant privatization statutes. Yorkshire Group recorded an extraordinary loss of (POUND)134 million in Fiscal Year
1998 for this tax. The windfall tax is not deductible for UK corporation tax purposes. Half of the tax was paid on December 1, 1997 with the final installment paid on December 1, 1998.


3.	RETIREMENT BENEFITS

Pension plans

Yorkshire operates two plans, one based on defined contributions and a second based on defined benefits.


3.	RETIREMENT BENEFITS (continued)

Defined contribution

The defined contribution plan was established on December 1, 1991. From April 1, 1995 new employees are only eligible to join this plan. The assets of the defined contribution plan are held and administered by an independent trustee. The cost recognized for this plan for Fiscal Years 1999 and 1998 was less than (POUND)1 million in each year.

Defined benefit
Yorkshire participates in the Electricity Supply
Pension Scheme ("ESPS"), which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the UK.
Yorkshire uses the projected unit credit actuarial method for accounting purposes. Amounts funded to the pension are primarily invested in equity and fixed income securities.

				                     March 31, 1999      March 31, 1998
						     (POUND)         $       (POUND)
							     (amounts in millions)
Reconciliation of Projected Benefit Obligation
Projected benefit obligation
  at April 1                                            740      1,195         664
Service cost                                              9         15           9
Interest cost                                            43         69          50
Plan participants' contributions                          2          3           2
Actuarial loss                                           44         71          54
Prior service cost incurred                              14         23           -
Benefits paid                                           (40)       (65)        (39)
Projected benefit obligation
  at March 31                                           812      1,311         740


Reconciliation of Fair Value of Plan Assets

Fair value of plan assets
  at April 1                                            855      1,380         725
Actual return on plan assets                             84        136         160
Employer contributions                                    7         11           7
Plan participants' contributions                          2          3           2
Benefits paid                                           (40)       (64)        (39)
Fair value of plan assets
  at March 31                                           908      1,466         855



3.	RETIREMENT BENEFITS (continued)


Funded Status


Funded status                                             96        155         115
Unrecognized net actuarial gain                          (11)       (18)        (40)
Unrecognized prior service cost                           13         21           -

Prepaid pension cost                                      98        158          75

The weighted average rates assumed in the actuarial calculations as of the following dates were:

					    March 31, 1999        March 31, 1998
				                   %                 %

Discount rate				          4.50             6.00
Annual salary rate increase		          4.00             5.25
Expected long-term rate of return
  on plan assets			          8.25             9.00



The components of the plan's net periodic pension cost during the period is shown below (in millions):

								           Year Ended March 31,
								         1999              1998
								     (POUND)       $      (POUND)

Service cost                                                              9       15        9
Interest                                                                 43       69       50
Expected return on plan assets		                                (70)    (113)     (66)
Net amortization and deferral		                                  1        2        -

Net periodic pension credit		                                (17)     (27)      (7)



4.	REGULATORY MATTERS

The distribution business of Yorkshire is regulated under its PES license, pursuant to which revenue of the distribution business is controlled by the Distribution
Price Control Formula ("DPCF"). The DPCF determines the maximum average price per unit of electricity (expressed in pence per kilowatt hour) that YEG can charge. The
DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Director General of Electricity Supply (the "Regulator").
At each review, the Regulator can adjust the value of certain elements in the DPCF. On April 1, 1997, 1998 and
1999 YEG's allowed distribution revenues were decreased by 3% below the applicable rate of inflation in the formula, following a review by the Regulator. The DPCF is currently under review and new arrangements will be effective from April 1, 2000.

Yorkshire's electricity supply business is also regulated by the Regulator. Until March 31, 1998 prices were established based upon the Supply Price Control
Formula. New price controls took effect from April 1, 1998. These new controls apply to the supply to all Designated Customers (residential and small business customers whose annual consumption is under 12,000 kWh) within the Yorkshire Authorized Area. They will apply until an adequate level of competition is established and at least until March 31, 2000. The Regulator is currently reviewing the need for electricity supply price restraints concurrently with the ongoing review of the Distribution Price Control Formula.

The license modifications that have been implemented to effect the new controls between 1998 and 2000 take the form of a series of price caps on the tariffs applicable to residential and small business customers. The new controls also require an additional 3% reduction in revenues below the applicable rate of inflation, effective April 1, 1999. The license modifications also discontinued the automatic pass-through of costs previously passed through to residential and small business customers, consisting primarily of purchased power costs.

On September 14, 1998 the domestic electricity market opened up to competition in the UK. The process was completed for all PES customers with effect from May 24, 1999. Yorkshire opened its full market to competition on February 22, 1999, making it one of the first PESs to do so.

4.	REGULATORY MATTERS (continued)

To facilitate competition, significant additional costs have been incurred to develop "data management service" systems. Yorkshire presently estimates that it will incur costs totaling (POUND)67 million for re-engineering and information technology work. Of such amount, approximately (POUND)19 million was expensed in Fiscal Year 1997, (POUND)2 million in Fiscal Year 1998 and (POUND)5 million in Fiscal Year 1999. The Regulator has made proposals (which have been accepted by Yorkshire) to allow Yorkshire recovery of (POUND)25 million over a five year period ending March 31, 2003. A further (POUND)7 million is expected to be recovered through Pool cost recovery and other national mechanisms and (POUND)8 million is expected to be capitalized as such amount is expected to provide future benefits to the supply business. As a result of the above, the residual amount of approximately (POUND)1 million, which will not be recovered or capitalized, will be expensed in Fiscal
Year 2000 as incurred.

The Regulator has also made proposals (which have been accepted by Yorkshire) to provide an annual cost recovery of (POUND)3 million for the period 1998 through 2000 to cover operating costs. This cost recovery will be reviewed at the time of the Distribution Price Control
Formula Review in 2000.

The Regulator's proposals also provided that RECs should be penalized as a result of the market opening being delayed beyond April 1998. Yorkshire has incurred a penalty of (POUND)3 million as a consequence of the delay. A provision for penalties of (POUND)3 million was included in the results for Fiscal Year 1998.


5.	COMMITMENTS AND CONTINGENCIES

Electricity and gas purchase agreements

At March 31, 1998 a provision of (POUND)84 million had been made in respect of electricity and gas purchase contracts entered into by Yorkshire and its subsidiaries.
The provision was for the estimated net present value of expected future payments in excess of anticipated recoverable amounts, reflecting management's expectations of market prices for electricity following the opening of the competitive market to Franchise Supply Customers and future gas prices.

5.	COMMITMENTS AND CONTINGENCIES (continued)

As part of the sale of RPG during Fiscal Year 1999, certain contracts were renegotiated. This enabled
Yorkshire to release its balance sheet provision for uneconomic electricity and gas contracts. In the light of renegotiated contracts, a reduced provision of (POUND)32 million was created. The new provision relates to a financial instrument which compensates RPG in respect of gas purchases in excess of market price for a period up to Fiscal Year 2009. The provision, for the net present value of expected future payments, reflects management's expectation of market prices of electricity
(to which the contract is partially indexed) and future gas prices. The provision at March 31, 1999 was (POUND)30 million.

In addition, Yorkshire has agreed to purchase portions of the output of YCL, a former subsidiary disposed of as part of the sale of the generation business, for up to 20 years.

Yorkshire has entered into a medium-term gas purchase agreement with a major gas supplier, which has a potential end date of October 2003. Yorkshire also has a small number of Swing Contracts with other parties for the purchase of gas, all on normal commercial terms.
There are three contracts in total, which terminate in either October 2002 or October 2003.

Legal Proceedings

Litigation is ongoing with respect to NGC and National
Power's use of actuarial surpluses declared in the ESPS.
The Pension Ombudsman (a UK arbitrator appointed by statute) issued a "final determination" in favor of complaints made by members of the ESPS relating to NGC's use of the ESPS surplus to offset its additional costs of early payment of pensions as a result of reorganization or redundancy, together with additional contributions required after a valuation. Under that determination, the Pension Ombudsman directed NGC to pay into ESPS the amount of that use of the surplus plus interest. The
Pension Ombudsman's final determination was challenged in the courts by NGC and National Power, who were also subject to a similar complaint. The High Court subsequently ruled that such use of surplus was permissible.


5.	COMMITMENTS AND CONTINGENCIES (continued)

On February 10, 1999, the Court of Appeal ruled that the particular arrangements made by NGC and National
Power to dispose of the surplus, partly by canceling liabilities relating to pension costs resulting from early retirement, were invalid as they did not comply fully with the Scheme Rules and procedures for dealing with surplus at that time. However, the Court of Appeal did uphold the High Court's ruling that NGC and National
Power could benefit from Pension Scheme surplus provided that the Scheme Rules allow and that the interests of the Members are taken into account.

Following a further hearing on May 25 and May 26, 1999 the Court of Appeal ordered NGC and National Power to pay all sums properly payable by them to their Group
Trustees. However, enforcement of the order was stayed pending the outcome of any appeals to the House of Lords, leave for which was granted. NGC and National Power each has three months in which to initiate appeals to the House of Lords. It is expected that any hearing by the House of Lords will not take place before 2000.

Yorkshire has made similar use of actuarial surplus.
Pension deficiency costs totaling (POUND)33 million have been offset against actuarial surplus. Management is in the process of reviewing the Court of Appeal's decision and any potential impact of this decision on its results of operations and financial condition. The final outcome of this matter cannot yet be determined.

Operating leases

Yorkshire Group has commitments under operating leases with various terms and expiration dates. At March 31, 1999, estimated minimum rental commitments for non-cancelable operating leases were (POUND)4 million and (POUND)1 million for Fiscal Years 2000 and 2001 respectively. At March 31, 1998, estimated minimum rental commitments for non-cancelable operating leases were (POUND)3 million for Fiscal Year 1999. Rental expenses incurred for operating leases in Fiscal Years
1999 and 1998 were (POUND)3 million ($5 million) and (POUND)3 million, respectively.


5.	COMMITMENTS AND CONTINGENCIES (continued)

Labor subject to Collective Bargaining Agreements

A majority of Yorkshire Group's employees are subject to one of three collective bargaining agreements. Such agreements are ongoing in nature, and Yorkshire Group's employees participation level is consistent with that of the electric utility industry in the UK.


6.	SEGMENT REPORTING

Yorkshire Group is primarily engaged in two industry segments: electricity distribution, which involves the transmission of electricity across its network to its customers, and supply, which involves bulk purchase of electricity and gas for delivery to the distribution networks. This forms the basis for the identification of reportable segments as shown below. Included in "Other" are insignificant operating subsidiaries as well as various corporate activities, and non-allocated corporate assets.

Yorkshire Group's accounting policies for segments are the same as those described in the summary of significant accounting policies. Management evaluates segment performance based on segment income from operations, which is shown as the measure of segment profit below.

Intersegment sales primarily represent sales from distribution to supply for use of the distribution networks.

The results and capital expenditure attributable to the generation business, which has been treated as a discontinued operation, are excluded from the segment information shown below.

Depreciation and amortization includes depreciation of fixed asset investments, which is included within cost of sales in the income statement.

6. SEGMENT REPORTING (continued)

A summary of information about Yorkshire Group's operations by segments follows (in millions):


						Year Ended March 31, 1999

		   Distribution   Supply          Other         Eliminations      Consolidated
		                                                  and non-
		                                                  allocated
		                                                  items
	           (POUND)   $    (POUND)     $   (POUND)    $    (POUND)     $   (POUND)    $
Revenues from
  external customers   63    102   1,295   2,090      8     13       -        -   1,366  2,205
Intersegment sales    259    418      41      66     46     74    (346)    (558)      -      -
Depreciation and
  amortization         38     62      16      26      5      8      25       40      84    136
Income from
  operations          153    247      72     116     (6)   (10)    (24)     (38)    195    315
Total assets          960  1,550     396     639  2,607  4,208  (1,616)  (2,608)  2,347  3,789
Capital expenditure   108    174      21      34      5      8       -        -     134    216



						Year Ended March 31, 1998

		           Distribution   Supply    Other   Eliminations   Consolidated
			                                     and non-
			                                     allocated
			                                     items
                           (POUND)        (POUND)  (POUND)  (POUND)        (POUND)

Revenues from
  external customers          53          1,169      12         -           1,234
Intersegment sales           256             42      54      (352)          -
Depreciation and
  amortization                35              5       6        25              71
Income from
  operations                 154             32     (10)      (28)            148
Total assets                 859            335   2,508    (1,240)          2,462
Capital expenditure          134             20       7         -             161


Non-allocated items within total assets consist of goodwill of (POUND)925 million in Fiscal Year 1999 and (POUND)969 million in Fiscal Year 1998.

Non-allocated items within income from operations consist of amortization of goodwill of (POUND)25 million in both Fiscal Years 1999 and 1998.



7.	LOSS ON INVESTMENT IN IONICA

Yorkshire Group's investment in Ionica was initially included in its consolidated balance sheet at its fair value at acquisition on April 1, 1997 of (POUND)54 million plus a subsequent additional investment of (POUND)1 million. The Company has written down the carrying value of the investment to their estimate of fair value by charging a loss of (POUND)41 million to the income statement during Fiscal Year 1998, together with a further loss of (POUND)11 million in Fiscal Year 1999.

The reduction in fair value of the investment was initially recognized by management as "other than temporary" following announcement by Ionica on May 22, 1998 that Ionica had been unsuccessful in negotiating release of credit lines from existing providers of bank finance and had been advised to obtain further equity investment prior to seeking further bank funding. On
October 29, 1998 Ionica announced that it had appointed administrators for its operating subsidiary due to its inability to obtain further investment necessary to continue trading and expand its service.

On March 19, 1999 Yorkshire Group sold its investment in Ionica for (POUND)2 million, recognizing a loss on sale of (POUND)1 million.


8.	INCOME TAXES

Yorkshire Group's income tax expense consists of the following (in millions):


						 Year Ended March 31,
					          1999                   1998
		   		        (POUND)           $            (POUND)

Current 	  		           (10)         (16)             (5)
Deferred				    15           24               4

Total		  		             5            8              (1)



8.	INCOME TAXES (continued)

The following is a reconciliation of the difference between the amount of income taxes computed by multiplying book income before income taxes by the statutory rate, and the amount of income taxes reported
(in millions):

 					         Year Ended March 31,
						           1999                  1998
						    (POUND)          $         (POUND)
Income before taxes and
  extraordinary loss including
  income from discontinued
  operations of (POUND)6 million
  and (POUND)11 million before
  income taxes			                      68          110             16

Income taxes computed at
  statutory rate (30% in 1999
    and 31% in 1998)		                      20           32              5
Effect of change in tax rate
  on deferred taxes		                      (6)         (10)           (12)
Permanent differences		                       8           13             10
Adjustment to tax liabilities	                     (12)         (19)             -
Other					              (5)          (8)            (4)

Total income tax expense
  (credit)	       			               5            8             (1)

The tax effect of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheet and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows (in millions):

						 March 31, 1999   March 31, 1998
					    (POUND)          $         (POUND)
Deferred tax liabilities:
  Property related temporary
    differences			                207        334            230
  Pension				         27         44             22
  Provision for electricity and
    gas contracts			         (9)       (15)           (26)
  Other				                 (8)       (13)           (18)

Net deferred tax liability	                217        350            208
Portion included in current
  liabilities			                  3          5              -

Long-term deferred tax liability                214        345            208

8.	INCOME TAXES (continued)

The tax years since 1993 are currently under review by the Inland Revenue in the UK. In the opinion of management, the settlement of open years will not have a material adverse effect on results of operations, financial position or cash flows of Yorkshire Group.


9.	FINANCIAL INSTRUMENTS

Yorkshire utilizes CFDs to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. Such contracts allow Yorkshire to effectively convert the majority of its anticipated Pool purchases from variable market prices to fixed prices. CFDs are in place to hedge a portion of electricity purchases on approximately 33,275 GWh through the year 2013.
Accordingly, the gains and losses on such contracts are deferred and recognized as electricity is purchased.
Management's estimate of the fair value of CFDs outstanding at March 31, 1999 and March 31, 1998 is a net liability of (POUND)6 million ($10 million) and (POUND)6 million, respectively. This estimate is based on management's projections of future prices of electricity.

Yorkshire is exposed to losses in the event of non-performance by counterparties to its CFDs. To manage this credit risk, Yorkshire selects counterparties based on their credit ratings, limits its exposure to any one counterparty, and monitors the market position of the programs and its relative market position with each counterparty.

As part of its risk management policy, Yorkshire Group has entered into interest rate swap agreements under which counterparties have agreed to pay amounts to Yorkshire Group equal to variable interest obligations in consideration of amounts payable by Yorkshire Group equivalent to fixed interest rate obligations. At March
31, 1998, Yorkshire Group was party to interest rate swap agreements with a notional value of (POUND)150 million which were at fixed interest rates varying between 7.275% and 7.335%. At March 31, 1999 Yorkshire Group was not party to any interest rate swaps.


9.	FINANCIAL INSTRUMENTS (continued)

Yorkshire Group has entered into interest rate cap agreements, as part of its risk management policy, to mitigate the effects of interest rate changes, under which counterparties have agreed to pay amounts to Yorkshire Group equal to the excess of variable interest rate obligations over fixed cap interest rate obligations in consideration of a fixed non-returnable premium payment. At March 31, 1999 Yorkshire Group was party to interest rate cap agreements with a notional value of (POUND)40 million which were at a fixed cap interest rate of 7.5%.

In February 1998, Yorkshire Group issued $350 million aggregate principal amount of 6.154% Senior Notes due
2003 and $300 million aggregate principal amount of 6.496% Senior Notes due 2008. Upon issuance of these notes, to hedge the currency exposure related to having sterling cash flows and US dollar interest and principal payments, cross currency swaps were entered into, maturing in 2003 and 2008.

Under the cross currency swaps, the two parties agree to an initial exchange of principal amounts in two different currencies, periodic payments by each party of amounts of currency interest calculated at a fixed interest rate on the principal currency amount they initially received and, at maturity, the reversal of the initial exchange.

Yorkshire Group has entered into cross currency swaps under which Yorkshire Group, in the initial exchange, has received pounds sterling and paid US dollars and periodically makes pound sterling interest payments in exchange for US dollar interest receipts.

In June 1998, Yorkshire Group issued $275 million aggregate principal amount of 8.08% Trust Securities due
 2038. In order to hedge the resulting currency exposure, cross currency swaps were taken out, which mature in 2008.

At March 31, 1999 and March 31, 1998 Yorkshire Group was party to cross currency swap agreements with a notional value of (POUND)562 million and (POUND)400 million, respectively.


9.	FINANCIAL INSTRUMENTS (continued)

The estimated fair values of Yorkshire Group's
financial instruments are as follows (in millions):
				      March 31, 1999                March 31, 1998

	 			 Carrying Amount     Fair Value   Carrying    Fair
		  			                              Amount   Value
			     (POUND)      $        (POUND)      $    (POUND)  (POUND)
Long-term debt
  (including Trust
  Securities)	               (1,279)(2,065)      (1,393)  (2,249)  (1,031) (1,074)

Cross currency
  swap agreements                  -      -          (67)     (108)       -     (39)

Interest rate
  swap agreements                  -      -            -        -          -    (11)

Interest rate cap
  agreements                       -      -            -        -        -        -

The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or the current rates offered to Yorkshire Group for debt of the same remaining maturities. The fair values of cross currency swap and interest rate cap agreements are determined by reference to prices available from the markets on which these instruments are traded.


10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the
following (in millions):
							  March 31, 1999    March 31, 1998
						      (POUND)         $          (POUND)
Distribution network		                         1,141     1,842           1,009
Generation				                     -         -             115
Non-network land and buildings	                            37        60              38
Other					                   149       240             112
Consumer contributions		                          (261)     (421)           (229)

			  			         1,066     1,721           1,045
Accumulated depreciation		                   (96)     (155)            (53)

Property, plant and equipment, net                         970     1,566             992


10.	PROPERTY, PLANT AND EQUIPMENT (continued)

Arrangements have been put in place to entitle the British Government to a proportion of any property gain
(above certain thresholds) accruing as a result of disposals, or events treated as disposals for these purposes, occurring after March 31, 1990 in relation to land in which Yorkshire had an interest at that date
(and, in certain circumstances, land in which Yorkshire acquires an interest thereafter from other members of the electricity industry) and any buildings on that land.
These arrangements will last until March 31, 2000.


11.	LONG-TERM DEBT

Long-term debt consisted of the following (in millions):

						      March 31, 1999     March 31, 1998
							 (POUND)      $            (POUND)
7.25% Guaranteed Eurobonds, due 2028	                   198       319              197
8.625% Eurobonds, due 2005		                   151       244              152
9.25% Eurobonds, due 2020		                   207       334              208
6.154% Senior Notes, due 2003		                   215       347              215
6.496% Senior Notes, due 2008		                   185       299              185
8.08% Trust Securities			                   168       271                -
Syndicated Credit Facility		                   130       210                -
0% Unsecured Loan, due 2004		                     1         2                -

European Investment Bank:
   7.52% credit facility,
      due 1999-2002			                    15        24               15
   6.55% credit facility,
      due 1997-2000		 	                     9        15               13
   8.05% amortizing term loan,
     due 2009		                                     -         -               46

Total			 			         1,279     2,065            1,031
Less current maturities			                    (8)      (13)              (5)

Less Trust Securities			                  (168)     (271)               -

Long-term debt, net of current
  maturities and Trust Securities	                 1,103     1,781            1,026



11.	LONG-TERM DEBT (continued)

Long-term debt outstanding at March 31, 1999 is payable as follows (in millions):

						     (POUND)          $
For the Fiscal Years

2000 						         8          13
2001						         9          15
2002 						         4           6
2003 						       219         354
2004 						       130         210
Thereafter					       909       1,467

Total						     1,279       2,065


Yorkshire Capital Trust I, (the "Trust"), is a statutory business trust created for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of Junior Subordinated Deferrable
Interest Debentures, Series A due 2038 to be issued by Yorkshire Power Finance Limited (YPF), a subsidiary of
YPG. On June 9, 1998 the Trust issued 11,000,000 shares of 8.08% Trust Securities at the liquidation amount of $25 per Trust Security. The Trust invested the $275 million proceeds in an equivalent amount of 8.08% Junior
Subordinated Deferrable Interest Debentures, Series A due
2038 of YPF which in turn loaned the net proceeds to YPG.
Substantially all of the Trust's assets will consist of the Junior Subordinated Deferrable Interest Debentures.
YPG considers that the mechanisms and obligations relating to the Trust Securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the Trust's payment obligations with respect to the Trust Securities.

The issue raised net proceeds of (POUND)162 million, which was used as working capital and for the repayment of short-term debt.

For a discussion of the syndicated credit facility, refer to Note 12, "Short-Term Debt" below.

12.	SHORT-TERM DEBT

Short-term debt consisted of the following (in millions):
						     March 31, 1999     March 31, 1998
					       (POUND)          $           (POUND)
Term loan and revolving
  credit facility			            -          -             303
Syndicated credit facility	                   108       174               -
Bank loans				            24        39               -
Loan notes				            10        16              16

Total			              		   142       229             319

At March 31, 1999 and March 31, 1998 the weighted average interest rate was 6.1% and 7.9%, respectively.

The term loan and revolving credit facility agreement was a (POUND)1.085 billion credit facility. This credit facility consisted of two parts which were Facility A
(term loan facility) for (POUND)1.035 billion and Facility B (revolving credit facility) for (POUND)50 million, both repayable on July 30, 1998.

Amounts outstanding under the term loan and revolving credit facility agreement described above were repaid during Fiscal Year 1999. A syndicated credit facility was entered into during Fiscal Year 1999, which consists of four tranches: Tranche A a (POUND)150 million 364 day revolving credit with a one-year extension option
(reduced to (POUND)100 million in Fiscal Year 1999 and subsequently canceled on April 21, 1999); Tranche B a
(POUND)130 million 5 year term loan; Tranche C a (POUND)50 million 5 year revolving credit facility and Tranche D a (POUND)220 million 5 year revolving credit facility. The interest rates on the facilities are based on LIBOR plus a margin, which ranges from 0.25% to 0.325% dependent inter alia on the borrowing entity, plus the cost imputed to the lenders of compliance with central bank and regulator requirements. The facilities contain certain restrictive covenants which include a maximum consolidated net debt to capitalization ratio and a minimum earnings to interest ratio.

12.	SHORT-TERM DEBT (continued)

The acquisition of YEG was financed in part by the issuance of (POUND)22 million of loan notes to former YEG shareholders. These notes are redeemable at the option of the holder, on March 31, 1998 and thereafter on each March 31 prior to March 31, 2002. (POUND)6 million of notes were redeemed at March 31, 1998 and a further
(POUND)6 million at March 31, 1999. Any loan notes outstanding at March 31, 2002 shall be repaid in full at that date. The interest rate on the notes is reset semi annually at 1% below the rate at which National
Westminster Bank plc is offering six month sterling deposits of (POUND)5 million in the London inter-bank market. At March 31, 1999, and March 31, 1998 the interest rate on the notes was 4.2% and 6.6%, respectively.

At March 31, 1999 and March 31, 1998 unused committed bank facilities were available to the Company in the amount of (POUND)262 million ($423 million) and (POUND)275 million, respectively. Commitment fees of approximately 1/10 of 1% of the unused committed bank facilities are required to maintain the facilities existing at March 31, 1999, which have expiration dates between 2000 and 2003. In addition, the Company has commercial paper programs which provide for the issuance, at a discount, of up to $550 million at face value in commercial paper with short-term maturities (up to 364 days).


13.	ACQUISITION

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


13.	ACQUISITION (continued)

The acquisition was financed by cash contributions of (POUND)220 million from each of the joint venture partners, against which shares in the Company were subsequently allotted, and short-term borrowings.

The purchase price of YEG has been allocated to the underlying assets and liabilities based on fair values at the acquisition date. The acquisition cost exceeded the fair market value of net assets acquired, including
(POUND)17 million of acquisition related costs, by (POUND)994 million and is considered goodwill.

The net purchase price of (POUND)1.496 billion was allocated as follows at April 1, 1997 (in millions):

						              (POUND)

Property, plant and equipment				         939
Prepaid pension asset					          61
Current assets						         464
Investments						         133
Goodwill						         994
Current liabilities					        (367)
Other liabilities					        (728)

Purchase price						       1,496



14.	EMPLOYEE OPTION AND SHARE PLANS

Prior to the acquisition of YEG by the Company, employees of YEG were eligible to participate in the 1997 and 1996 Savings-Related Share Option Schemes, Executive
Share Option Scheme, Profit Sharing Scheme and/or the
Long Term Incentive Scheme. In connection with the acquisition, employees were given the opportunity to exercise their options granted under the Savings-Related
Share Option Schemes and the Executive Share Option
Scheme and sell their shares to Yorkshire Holdings plc at a price of (POUND)9.27 per share. If the holders of the options did not exercise their options, such options were cash canceled, that is the holders were paid (POUND)9.27 per share less the option's exercise price. There were 2,815,302 options outstanding, at April 1, 1997. During the year ended March 31, 1998, 2,675,674 options were cash canceled and 139,628 options were exercised. At
March 31, 1998 there were no outstanding options.

14.	EMPLOYEE OPTION AND SHARE PLANS (continued)

In connection with the acquisition, all shares of YEG issued under the Long Term Incentive Scheme, as well as the National Grid Group plc shares held in trust for the benefit of certain option holders, were transferred to employees in accordance with vesting rights as previously established and the related schemes and trusts were terminated.


15.	DISCONTINUED OPERATIONS

Yorkshire's generation business was disposed of during Fiscal Year 1999. Proceeds of (POUND)136 million were received (net of fees and cash disposed of), in respect of the sale, which were used to reduce debt. A gain on sale of (POUND)24 million, net of income taxes of (POUND)31 million was included in net income for Fiscal
Year 1999.


16. BUSINESS RESTRUCTURING

In December 1997, Yorkshire announced a planned business restructuring intended to enable it to meet increased competition and react to potential regulatory developments in the energy markets in the UK. The restructuring has resulted in the distribution and supply businesses becoming more self-sufficient (sharing common services where it is effective and efficient to do so).

As a result of the business restructuring, approximately 291 positions were eliminated, which related principally to the distribution business in Fiscal Year 1999 and corporate center employees in Fiscal
Year 1998. A charge of approximately (POUND)5 million was recorded in Fiscal Year 1999 (relating to 131 positions) together with (POUND)10 million in Fiscal Year
1998 (relating to 160 positions) to reflect the cost of these workforce reductions. The amount of the provision reflected in the balance sheets at March 31, 1999 and 1998 is (POUND)2 million and (POUND)10 million respectively.


17.	UNAUDITED QUARTERLY FINANCIAL INFORMATION


The following amounts reflect the treatment of the generation business as a discontinued operation for Fiscal Years 1999 and 1998.


						Quarterly Periods Ended 1998/99
(in (POUND) millions)		June 30   September 30   December 31   March 31

Operating revenues		    292         301         379          394
Operating income		     46          44          56           49
Net income 			     20          12          45           10


The quarter ended December 31, 1998 includes a gain on sale of discontinued operation of (POUND)24 million (net of income taxes of (POUND)31 million).



						Quarterly Periods Ended 1997/98
(in (POUND) millions)		June 30   September 30   December 31   March 31

Operating revenues		    257         270          349          358
Operating income		     29          39           48           32
Net income (loss) before
  extraordinary item	              5          21           16          (25)
Net income (loss)		      5        (113)          16          (25)


The quarter ended September 30, 1997 includes an extraordinary loss of (POUND)134 million for windfall tax. The quarter ended March 31, 1998 includes an unrealized loss following the reduction in fair value of Yorkshire Group's investment in Ionica of (POUND)41 million.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



Management of Yorkshire Group

The following table sets forth certain information with respect to the executive officers and directors of Yorkshire
Group as of March 31, 1999:

Name			Age		Position

Dr. E. Linn Draper, Jr.	57	Chairman and Director
Donald M. Clements, Jr.	50		Director
Armando A. Pena	        54	Chief Financial
		                  Officer and Director
Wayne H. Brunetti	56		Director
Richard C. Kelly	52		Director
Paul J. Bonavia		47		Director

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

Armando A. Pena.   Since February 1997, has been a
Director, and, since July 1997, has been Chief Financial Officer of Yorkshire Group. Since January 1998, has been Chief Financial Officer, and, since March 1996, Senior Vice President of American Electric Power Service Corporation. Since November 1995, has been Treasurer of AEP and all of AEP's major subsidiaries. From 1989 to March 1996, was Vice President-Finance of American Electric Power Service Corporation.

Wayne H. Brunetti.   Has been a Director of Yorkshire Group
since February 1997. Since August 1997, has been President and Chief Operating Officer of NCE. Since July 1994, has been the President and became Vice Chairman and Chief Executive Officer of Public Service Company of Colorado in September 1997. Joined Public Service Company of Colorado in July 1994 as President and Chief Operating Officer. From 1991 to July 1994, was President and Chief Executive Officer of Management Systems International, a management consulting firm.

Richard C. Kelly.   Has been a Director of Yorkshire Group
since February 1997. Since August 1997, has been Executive Vice President, Finance and Support Services and Chief Financial Officer of NCE. From 1990 to February 1998, was Chief Financial Officer of Public Service Company of Colorado.

Paul J. Bonavia.		Has been a Director of Yorkshire
Group since December 1998.  Since December 1997, has been
Senior Vice President and General Counsel of NCE. From March 1997 to December 1997 was of counsel at LeBoeut, Lamb, Greene
& MacRae, LLP. From 1991 to February 1997 was Senior Vice President at Dominion Resources, Inc.


Management of Yorkshire Finance

The following table sets forth certain information with respect to the Board of Directors of Yorkshire Finance as of March 31, 1999:

Name			Age		Position

Graham J. Hall		55		Director
Roger Dickinson		52		Director
Andrew G. Donnelly	43		Director

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



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


Yorkshire Power Group Ltd is wholly owned indirectly by AEP and NCE. The following table shows the number of shares of common stock of AEP and NCE, respectively, owned by the directors and executive officers of Yorkshire Power Group
Limited as of March 31, 1999:


Name                      Title of Security   Number of Shares
                                              Beneficially Owned (1)

Dr. E. Linn Draper, Jr.   AEP Common Stock      8,248	(2)(3)

Donald M. Clements, Jr.   AEP Common Stock      1,319	(2)

Armando A. Pena           AEP Common Stock      5,007	(2)

Wayne H. Brunetti         NCE Common Stock    372,859	(4) (5) (6)

Richard C. Kelly          NCE Common Stock    110,711	(4) (6) (7)

Paul J. Bonavia           NCE Common Stock     88,548	(4)(6)



Directors and executive officers of Yorkshire Power Group Ltd as a group (6 persons)
                          AEP Common Stock     14,574	(8)

                          NCE Common Stock    572,118	(8)


(1)	"Beneficial ownership" means the sole or shared power to
vote, or to direct the voting of, a security and/or investment power with respect to a security.

(2)	Includes shares of AEP common stock held in the AEP
Savings Plan as follows: Dr. Draper 5,278 shares, Mr.
Clements 1,319 shares and Mr. Pena 3,565 shares.

(3)	Includes 4,970 shares of AEP common stock held in joint
tenancy with Dr. Draper's wife.

(4)	Includes shares of NCE common stock in the form of
unexercised stock options awarded pursuant to the Omnibus
Incentive Plan as follows: Mr. Brunetti 348,334, Mr.
Kelly 100,000 and Mr. Bonavia 88,000 shares.

(5) Includes 23,864 shares of NCE common stock held in joint tenancy.

(6)	Includes shares of NCE stock held in the NCE's Employee
Savings and Stock Option Plan as follows: Mr. Brunetti
661, Mr. Kelly 2,872 and Mr. Bonavia 148.

(7)	Includes 263 shares of NCE common stock held by Mr.
Kelly's wife in the NCE Savings Plan.

(8) 	Represents less than 1% of outstanding common stock of
AEP or NCE, as applicable.



Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others.

        None

Certain Business Relationships.

        See Items 10 and 11 herein.

Indebtedness of Management.

        None

Transactions with Promoters.

        None


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

(3)   Exhibits:
Exhibits are listed in the Exhibit Index on pages 156 to 159.

(b)	Reports on Form 8-K:

The registrant has not filed any reports on Form 8-K during the last quarter of Fiscal Year 1999.

A report on Form 8-K was filed on April 9, 1999 in respect of a change in year end.




	SIGNATURES

Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Yorkshire Power Group Limited, certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in London, England on June 9, 1999.


YORKSHIRE POWER GROUP LIMITED



By:	/S/A. A. Pena
Director and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature 	Title				 Date

(i)	Principal Executive Officer:
	 *Dr. E. Linn Draper, Jr.


		Chairman of the Board	 June 9, 1999
	and Director


(ii)	Principal Financial Officer
	and Principal Accounting Officer:


		Chief Financial Officer	 June 9, 1999
/s/ A. A. Pena)	and Director



(iii)	A Majority of the Directors
	*Donald M Clements, Jr.
	*Wayne H Brunetti
	*Richard C Kelly
	*Paul J Bonavia



*BY	Authorized Representative  June 9, 1999
 /S/ A. A. Pena, Attorney-in-Fact	in the United States



INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of Yorkshire
Electricity Group plc and Subsidiaries

We have audited the consolidated financial statements of Yorkshire Electricity Group plc and its subsidiaries (the "Company") for the year ended March 31, 1997 and have issued our report thereon dated July 15, 1997. Our audit also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche
Leeds
United Kingdom

July 15, 1997


YORKSHIRE ELECTRICITY GROUP PLC
(Predecessor Company)
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In Millions)

Column A                  Column B                 Column C      Column D       Column E
			                         Additions
			     Balance at   Charged to   Charged to              Balance at
			   Beginning of    Costs and      Other                  End of
			        Period      Expenses     Accounts  Deductions     Period
Description
			      (POUND)       (POUND)    (POUND)       (POUND)  (POUND)
Deducted from Assets:
   Accumulated Provision for
     Uncollectible Accounts     7             5         -            6(a)      6
   Investment Provision          -            2         -            -         2

Year Ended March 31, 1997       7             7         -            6         8


 (a)	Uncollectible accounts written-off



INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of Yorkshire
Power Group Limited and Subsidiaries

We have audited the consolidated financial statements of Yorkshire Power Group Limited and its subsidiaries (the
"Company") as of March 31, 1999 and 1998, and for each of the 2 years in the period ended March 31, 1999, and have issued our report thereon dated June 9, 1999. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Columbus, Ohio

June 9, 1999


YORKSHIRE POWER GROUP LIMITED
(Successor Company)

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In Millions)


Column A                              Column B              Column C         Column D       Column E
			                                Additions
				     Balance at      Charged to   Charged to               Balance at
				   Beginning of      Costs and      Other                    End of
				        Period        Expenses     Accounts  Deductions	      Period
Description
				         (POUND)      (POUND)       (POUND)    (POUND)       (POUND)

Year ended March 31, 1999

Deducted from Assets:
   Accumulated Provision for
     Uncollectible Accounts                 6           9            -           6(a)          9

                                            6           9             -          6             9



Year ended March 31, 1998

Deducted from Assets:
   Accumulated Provision for
     Uncollectible Accounts                 6           6           -            6(a)         6

                                            6           6           -            6            6


(a)	Uncollectible accounts written-off



EXHIBIT INDEX

Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. 229.10(d) and 240.12b-32, are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits.


Exhibit
Number	Description


3.1	Memorandum and Articles of Association of Yorkshire
Power Group Limited (Designated in Registration 333-
47925 as Exhibit 3.1).

3.2	Certificate of Incorporation of Yorkshire Power Group
Limited (Designated in Registration 333-47925 as Exhibit
3.2).

4.1	Subordinated Indenture dated as of June 1, 1998 among
Yorkshire Power Group Limited, Yorkshire Power Finance Limited, Banque Generale du Luxembourg, and The Bank of
New York (Annual Report on Form 10-K for the fiscal year ended March 31, 1998, File No. 333-47925, Exhibit 4.1).

4.2	First Supplemental Indenture dated as of June 1, 1998
among Yorkshire Power Group Limited, Yorkshire Power
Finance Limited, Banque Generale du Luxembourg and The
Bank of New York (Annual Report on Form 10-K for the fiscal year ended March 31, 1998, File No. 333-47925,
Exhibit 4.2).

4.3	Certificate of Trust of Yorkshire Capital Trust I
(Designated in Registration 333-47925 as Exhibit 4.4).

4.4	Trust Agreement of Yorkshire Capital Trust I (Designated
in Registration 333-47925 as Exhibit 4.5).

4.5	Amended and Restated Trust Agreement of Yorkshire
Capital Trust I dated as of June 1, 1998 (Annual Report on Form 10-K for the fiscal year ended March 31, 1998, File No. 333-47925, Exhibit 4.5).

4.6	Trust Securities Guarantee Arrangement dated as of June
1, 1998 between Yorkshire Power Group Limited and The
Bank of New York (Annual Report on Form 10-K for the fiscal year ended March 31, 1998, File No. 333-47925,
Exhibit 4.6).

4.7	Deposit Agreement dated as of June 1, 1998 between
Yorkshire Power Finance Limited and The Bank of New York
(Annual Report on Form 10-K for the fiscal year ended
March 31, 1998, File No. 333-47925, Exhibit 4.7).

4.8	Indenture, dated as of February 1, 1998 among Yorkshire
Power Finance Limited, Yorkshire Power Group Limited,
The Bank of New York and Banque Generale du Luxembourg
(Annual Report on Form 10-K for the fiscal year ended
March 31, 1998, File No. 333-47925, Exhibit 4.8).

4.9	First Supplemental Indenture, dated as of February 25,
1998, among Yorkshire Power Finance Limited, Yorkshire
Power Group Limited, The Bank of New York and Banque
Generale du Luxembourg (Annual Report on Form 10-K for the fiscal year ended March 31, 1998, File No. 333-
47925, Exhibit 4.9).

4.10	Second Supplemental Indenture, dated as of February 25,
1998, among Yorkshire Power Finance Limited, Yorkshire
Power Group Limited, The Bank of New York and Banque
Generale du Luxembourg (Annual Report on Form 10-K for the fiscal year ended March 31, 1998, File No. 333-
47925, Exhibit 4.10).

4.11	Deposit Agreement, dated as of February 1, 1998 between
The Bank of New York and Yorkshire Power Finance Limited
(Annual Report on Form 10-K for the fiscal year ended
March 31, 1998, File No. 333-47925, Exhibit 4.11).

4.12	Trust Deed, dated January 17, 1995, between Yorkshire
Electricity Group plc and Bankers Trust Company Limited
(Annual Report on Form 10-K for the fiscal year ended
March 31, 1998, File No. 333-47925, Exhibit 4.12).

4.13 First Supplement, dated July 27, 1995, between Yorkshire
Electric Group plc and Bankers Trust Company Limited
(Annual Report on Form 10-K for the fiscal year ended
March 31, 1998, File No. 333-47925, Exhibit 4.13).

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

10.11	Master Registration Agreement dated as of June 1, 1998
among Yorkshire Electricity Group plc, Energy Pool Funds
Administration Limited and other parties (Annual Report on Form 10-K for the fiscal year ended March 31, 1998, File No. 333-47925, Exhibit 10.11).

10.12	Settlement Agreement for the Electricity Industry in
Scotland, dated as of August 14, 1998 (Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 333-47925, Exhibit 10.1).

10.13	Agreements for (POUND)550 million Credit Facility, each
dated July 22, 1998, for Yorkshire Power Group Limited, among Yorkshire Power Group Limited and the banks' named therein (Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 333-47925, Exhibit
10.2).

*12.1	Computation of ratios of earnings to fixed charges.

*21.1	List of subsidiaries of Yorkshire Power Group Limited

*24.1	Power of Attorney of certain officers and directors of
Yorkshire Power Group.

*27.1	Financial Data Schedule.