Form 10-Q
period 1999-06-30
YORKSHIRE POWER GROUP LTD
filed 1999-08-16
CIK 1056090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended JUNE 30, 1999

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



A description of the registrant's common stock follows:

                 	    Description of     	   Shares Outstanding
Registrant               Common Stock             at July 31, 1999


Yorkshire Power         Par Value (POUNDS)1 Per Share
440,000,002
Group Limited

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARY COMPANIES

Form 10-Q
For The Quarter Ended June 30, 1999

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION						Page
Consolidated Statements of Income 						   5
Consolidated Balance Sheets						           6
Consolidated Statements of Cash Flows						   8
Consolidated Statements of Changes in Shareholders' Equity		           9
Notes to Consolidated Financial Statements				          10
Management's Discussion and Analysis of Results of
    Operations and Financial Condition			                	  15


PART II.    OTHER INFORMATION

Item 5      Other Information						          21
Item 6      Exhibits and Reports on Form 8-K				          25


SIGNATURES						                          26

Forward Looking Statements

Certain statements in this Form 10-Q under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition", "Other Information" and elsewhere may constitute forward looking statements. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Yorkshire Group or any of its subsidiaries or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other important factors include, among others: general economic and business conditions in the UK, the Authorized Area and elsewhere; currency fluctuations; governmental, statutory, regulatory or administrative initiatives affecting Yorkshire Group, Yorkshire or the UK electric and gas utilities industries; general industry trends; competition; the cost and availability of electricity, gas and other alternative energy sources; changes in commodity prices, interest rates and hedging costs; changes in business strategy, development plans or vendor relationships; availability, terms and deployment of capital; availability of qualified personnel; increased rates of taxes or other changes in tax law; changes in, or the failure or inability to comply with, governmental regulation, including, without limitation, environmental regulations; Year 2000 issues; the potential introduction of the Euro; and other factors referenced in this Form 10-Q. These forward looking statements speak only as of the date of this Form 10-Q.

SELECTED DEFINITIONS

When used in this report, the following terms will have the meaning indicated.

"Authorized Area" means Yorkshire's service area as determined by its PES license

"BNFL" means British Nuclear Fuels Ltd

"British Energy" means British Energy plc

"CSW" means Central and South West Corporation

"DAMS" means Distribution Asset Management System

"EdF" means Electricite de France

"EPTL" means Electricity Pensions Trustee Limited

"ESPS" means Electricity Supply Pension Scheme

"Fiscal Year" means a year ended March 31

"Form 10-K" means the Annual Report on Form 10-K of Yorkshire
Group for Fiscal Year 1999

"Ionica" means Ionica Group plc

"kW" means kilowatts

"London Electricity" means London Electricity plc

"National Power" means National Power plc

"NFFO" means the Non-fossil fuel obligation - the obligation of the RECs to obtain a specified amount of generating capacity from non-fossil fuel sources

"NGC" means the National Grid Company plc, which is wholly owned by NGG

"NGG" means the National Grid Group plc

"OFFER" means the Office of Electricity Regulation, the body appointed by the Government of the UK to regulate the electricity industry in Great Britain

"OFGAS" means the Office of Gas Regulation, the body appointed by the Government of the UK to regulate the gas industry in Great Britain

"OFGEM" means Office of Gas and Electricity Markets

"PES" means public electricity supplier

"Pool" means the wholesale trading market for electricity in England and Wales

"Supply" means the supply of electricity and gas

"SWEB" means South Western Electricity plc

"SWALEC" means South Wales Electricity plc, the REC which, together with Welsh Water, became part of the Hyder plc group

"UK" means the United Kingdom

"US" means the United States of America

"Yorkshire" means Yorkshire Electricity Group plc and its subsidiaries

"Yorkshire Group" means Yorkshire Power Group Limited and its subsidiaries

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(in millions)
	(UNAUDITED)
                                                       Three Months Ended
                                              June 30, 1999          June 30, 1998
                                            (POUNDS)      $            (POUNDS)
OPERATING REVENUES . . . . . . . . . . . .    316        498              292

COST OF SALES. . . . . . . . . . . . . . .    219        345              188

GROSS MARGIN . . . . . . . . . . . . . . .     97        153              104

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     14         22               16
  Depreciation and Amortization. . . . . .     20         32               18
  Selling, General and Administrative. . .     29         46               24

INCOME FROM OPERATIONS . . . . . . . . . .     34         53               46

OTHER EXPENSE:
  Loss on Investment in Ionica . . . . . .      -          -               (6)

NET INTEREST EXPENSE:
  Interest Expense . . . . . . . . . . . .    (29)       (46)             (32)
  Interest Income. . . . . . . . . . . . .      1          2                1
Net Interest Expense . . . . . . . . . . .    (28)       (44)             (31)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . .      6          9                9

PROVISION (CREDIT) FOR INCOME TAXES. . . .      4          6               (8)

INCOME FROM CONTINUING OPERATIONS. . . . .      2          3               17

INCOME FROM DISCONTINUED OPERATION
  NET OF INCOME TAXES OF (POUNDS)- ($-)
 (POUNDS)1. . . .                               -          -                3

NET INCOME . . . . . . . . . . . . . . . .      2          3               20



The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                                             March 31,
                                                            June 30, 1999     1999
                                                           (POUNDS)    $     (POUNDS)
                                                                 (See Note 1)
ASSETS
FIXED ASSETS:
  Property, Plant and Equipment, Net of Accumulated
    Depreciation of (POUNDS)110 ($173) and (POUNDS)96. .     984     1,551        970
  Construction Work in Progress. . . . . . . . . . . .        12        19         15

          Total Fixed Assets . . . . . . . . . . . . .       996     1,570        985


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         9        14         12
  Investments. . . . . . . . . . . . . . . . . . . . .        17        27         26
  Accounts Receivable, Less Provision for
    Uncollectibles of (POUNDS)8 ($13) and (POUNDS)9  .       113       178        100
  Unbilled Revenue . . . . . . . . . . . . . . . . . .        60        95         84
  Prepaids and Other . . . . . . . . . . . . . . . . .        52        82         44

          Total Current Assets . . . . . . . . . . . .       251       396        266


OTHER ASSETS:
  Goodwill, Net of Accumulated Amortization of
    (POUNDS)56 ($88) and (POUNDS)50. . . . . . . . . .       919     1,448        925
  Investments, Long-term . . . . . . . . . . . . . . .        50        79         51
  Prepaid Pension Asset. . . . . . . . . . . . . . . .       102       161         98
  Other Non-Current Assets . . . . . . . . . . . . . .        22        35         22


          Total Other Assets . . . . . . . . . . . . .     1,093     1,723      1,096

Total Assets . . . . . . . . . . . . . . . . . . . . .     2,340     3,689      2,347


The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                                            March 31,
                                                            June 30, 1999     1999
                                                         (POUNDS)     $      (POUNDS)
                                                                 (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES
SHAREHOLDERS' EQUITY
  Share capital, (POUNDS)1 par value common shares,
    440,000,100 authorized and 440,000,002
    issued and outstanding . . . . . . . . . . . . . .       440      693        440
  Retained Deficit . . . . . . . . . . . . . . . . . .       (28)     (44)       (30)

    Total Shareholders' Equity . . . . . . . . . . . .       412      649        410

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .     1,103    1,739      1,103

Company-Obligated Mandatorily Redeemable Trust
  Securities of Subsidiary Holding Solely Junior
  Subordinated Deferrable Interest Debentures. . . . .       168      265        168

OTHER NON-CURRENT LIABILITIES:
  Deferred Income Taxes. . . . . . . . . . . . . . . .       218      344        214
  Provision for Uneconomic Electricity
    and Gas Contracts. . . . . . . . . . . . . . . . .        30       47         30
  Other . . . . .  . . . . . . . . . . . . . . . . . .        14       22         13

    Total Other Non-Current Liabilities. . . . . . . .       262      413        257

CURRENT LIABILITIES:
  Current Portion of Long-term Debt. . . . . . . . . .         8       13          8
  Short-term Debt. . . . . . . . . . . . . . . . . . .       156      246        142
  Accounts Payable . . . . . . . . . . . . . . . . . .        59       93         77
  Accrued Liabilities and Deferred Income. . . . . . .        76      120         85
  Income Taxes Payable . . . . . . . . . . . . . . . .        34       53         37
  Other Current Liabilities. . . . . . . . . . . . . .        62       98         60

    Total Current Liabilities. . . . . . . . . . . . .       395      623        409

Total Liabilities. . . . . . . . . . . . . . . . . . .     1,928    3,040      1,937

COMMITMENTS AND CONTINGENCIES (NOTE 4)

Total Shareholders' Equity and Liabilities . . . . . .     2,340    3,689      2,347

The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)
                                                            Three Months Ended
                                                         June 30,            June 30,
                                                          1999                 1998
                                                        (POUNDS)      $      (POUNDS)
Cash Flows from Operating Activities:
Net Income . . . . . . . . . . . . . . . . .                 2         3         20
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation of Fixed Asset Investment
    Included in Cost of Sales. . . . . . . .                 2         3          2
  Depreciation and Amortization. . . . . . .                20        32         20
  Loss on Investment in Ionica . . . . . . .                 -         -          6
  Deferred Income Taxes. . . . . . . . . . .                 4         6         13
Changes in Assets and Liabilities:
  Receivables and Unbilled Revenue . . . . .                11        17          2
  Other Current Assets . . . . . . . . . . .                (8)      (13)         5
  Prepaid Pension Asset. . . . . . . . . . .                (4)       (6)        (5)
  Accounts Payable . . . . . . . . . . . . .               (18)      (28)         1
  Accrued Liabilities and Deferred Income. .                (9)      (14)       (10)
  Other. . . . . . . . . . . . . . . . . . .                 -         -        (21)

    Net Cash Provided by Operating
      Activities . . . . . . . . . . . . . .                 -         -         33

Cash Flows from Investing Activities:
  Capital Expenditures . . . . . . . . . . .               (26)      (41)       (31)
  Proceeds from Sale of Property,
    Plant and Equipment. . . . . . . . . . .                 -         -          4
  Net Change in Short-term Investments . . .                 9        14          3
  Other. . . . . . . . . . . . . . . . . . .                 -         -          1

    Net Cash Used in Investing Activities. .               (17)      (27)       (23)

Cash Flows from Financing Activities:
  Proceeds from Issuance of Trust Securities                 -         -        162
  Net Change in Short-term Debt. . . . . . .                14        22       (176)

    Net Cash Provided (Used) by
      Financing Activities . . . . . . . . .                14        22        (14)

Decrease in Cash and Cash Equivalents. . . .                (3)       (5)        (4)

Cash and Cash Equivalents at Beginning of Period            12        19         35

Cash and Cash Equivalents at End of Period                   9        14         31

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid for Interest . . . . . . . . . . .                25        39         14

Cash Paid for Income Taxes . . . . . . . . .                 3         5          -

The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	(in millions, except shares)
	(UNAUDITED)
For the three months ended June 30, 1999:



  			           Share Capital               Retained
				   Shares      Amount          Deficit            Total
                                              (POUNDS)         (POUNDS)         (POUNDS)
Balance, April 1, 1999 . . . . .   440,000,002    440              (30)             410
Net Income . . . . . . . . . . .            -       -                2                2

Balance, June 30, 1999 . . . . .   440,000,002    440              (28)             412




For the three months ended June 30, 1998:
							Unrealized
							Profit on
							Available
					  Share Capital  For Sale     Retained
				 Shares      Amount     Investments   Deficit      Total
                                            (POUNDS)     (POUNDS)     (POUNDS)   (POUNDS)

Balance, April 1, 1998 . . . . . 440,000,002    440           -          (117)      323
Unrealized Profit on Available
 For Sale Investments . . . . .           -       -           1             -         1
Net Income . . . . . . . . . . .          -       -           -            20        20

Balance, June 30, 1998 . . . . . 440,000,002    440           1           (97)      344



The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

1.	GENERAL

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the Fiscal Year ended March 31, 1999 filed in Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

The consolidated financial statements of Yorkshire Power
Group Limited and its subsidiaries ("Yorkshire Group") are presented in pounds sterling and in conformity with accounting principles generally accepted in the United
States of America.

The consolidated balance sheets, income statements, statements of cash flows and certain information in the notes to the consolidated financial statements are presented in pounds sterling ((POUNDS)) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of (POUNDS)1 = $1.5763, the closing mid-point in London on June 30, 1999. This presentation has not been translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.

On March 30, 1999 the Board of Directors of Yorkshire
Power Group Limited ratified a proposal to change its fiscal year end from March 31 to December 31. A Transition Report for the transition period from March 31, 1999 to December
31, 1999 will be reported on Form 10-K.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

2.	FINANCING AND RELATED ACTIVITIES

During the quarter ended June 30, 1999, Yorkshire Group canceled Tranche A of its syndicated credit facility.
Tranche A had originally been a (POUNDS)150 million 364 day revolving credit with a one-year extension option and had been reduced to (POUNDS)100 million in Fiscal Year 1999. For further details of the syndicated credit facility, see Part II, Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Form 10-K.


3.	NEW ACCOUNTING STANDARD

During the quarter ended June 30, 1999, Yorkshire Group adopted the Financial Accounting Standards Board's Emerging Issues Task Force Consensus (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". The EITF requires that all energy trading contracts be marked-to-market. The adoption of the EITF did not have a material effect on results of operations, cash flows or financial condition.

4.	CONTINGENCIES

Yorkshire Group continues to be involved in certain other matters discussed in Form 10-K, in Note 5 to the audited financial statements included therein, and Part II, Item 7.
"Management's Discussion and Analysis of Results of
Operations and Financial Condition".

5.	IONICA

Yorkshire Group's investment in Ionica was sold during Fiscal Year 1999. See Note 7 to the audited financial statements included in Form 10-K for further details.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

6.	DISCONTINUED OPERATIONS - GENERATION BUSINESSES

As part of pre-existing plans to reduce debt, Yorkshire's generation business was disposed of during Fiscal Year 1999. Proceeds of (POUNDS)136 million were received (net of fees and cash disposed of), in respect of the sale, which were used to reduce debt. A gain on sale of (POUNDS)24 million, net of income taxes of (POUNDS)31 million was included in net income for Fiscal Year 1999.

The consolidated statement of income for the 3 months ended June 30, 1998 has been restated to show the results of the generation business as income from discontinued operations.

7.	BUSINESS SEGMENTS

Yorkshire Group is primarily engaged in two businesses: electricity distribution, which involves the transmission of electricity across its network to end users, and supply, which involves bulk purchase of electricity and gas for delivery to its customers through the distribution networks. These businesses form the basis for the identification of reportable segments as shown below. Included in "Other" are insignificant operating subsidiaries as well as various corporate activities, and non-allocated corporate assets.

Management evaluates segment performance based on segment income from operations, which is shown below.

Intersegment sales primarily represent sales from the distribution business to the Supply business for use of the distribution networks.

The results attributable to the generation business for Fiscal Year 1999, which has been treated as a discontinued operation, are excluded from the segment information shown below.

The results of Yorkshire Group relating to information technology support activities have been included in the results reported for the Supply business from the start of the current accounting period. The segment information for the quarter ended June 30, 1998 has been reclassified to conform to current period presentation.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

7.	BUSINESS SEGMENTS (continued)
A summary of information about Yorkshire Group's
operations by segments follows (in millions):

					Quarter Ended June 30, 1999

	           Distribution   Supply    Other   Eliminations   Consolidated
	                                            and non-
	                                            allocated
	                                            items
	             (POUNDS)     (POUNDS)  (POUNDS)  (POUNDS)  (POUNDS)
Revenues from
  external customers      17        297       2         -         316
Intersegment sales        57         12       -       (69)          -
Income (loss) from
  operations              33          9      (2)       (6)         34
Total assets             981        401   2,661    (1,703)      2,340




						Quarter Ended June 30, 1998

	           Distribution   Supply    Other   Eliminations   Consolidated
	                                            and non-
	                                            allocated
	                                            items
	            (POUNDS)      (POUNDS)  (POUNDS) (POUNDS)  (POUNDS)

Revenues from
  external customers      12        279       1         -         292
Intersegment sales        61         18       5       (84)          -
Income (loss) from
  operations              36         21      (5)       (6)         46
Total assets             868        327   2,869    (1,601)      2,463


Non-allocated items within total assets consist solely of goodwill of (POUNDS)919 million at June 30, 1999 and (POUNDS)963 million at June 30, 1998.

Non-allocated items within income (loss) from operations consist solely of amortization of goodwill of (POUNDS)6 million in the quarters ended June 30 for both 1999 and 1998.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999
(UNAUDITED)

8.      OFGEM DRAFT PRICE PROPOSAL

As part of a review of PES distribution price controls, OFGEM published draft price proposals for the 14 regional electricity distribution businesses on August 12, 1999. The draft price proposals are expected to be issued in final form in November 1999 and would be effective for the five-year period beginning April 1, 2000. Distribution prices would be reduced an average of 16% to 21% under the draft proposals. The proposed distribution rates for Yorkshire call for a 15% to 20% reduction in distribution revenues. Yorkshire is in the process of evaluating the draft price proposals.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

FIRST QUARTER OF THE 9 MONTH PERIOD ENDING DECEMBER 31, 1999
VS. FIRST QUARTER FISCAL YEAR 1999

RESULTS OF OPERATIONS

Net income decreased by (POUNDS)18 million, from (POUNDS)20 million for the 3 months ended June 30, 1998 to (POUNDS)2 million for the three months ended June 30, 1999, due primarily to the following: a decrease in gross margin attributable to the gas and electricity supply businesses and an increase in marketing and customer service costs as a result of the opening up of the competitive market in the Supply business. In addition there was a favorable adjustment to tax liabilities of (POUNDS)12 million in the first quarter of Fiscal Year 1999. These were partly offset by reduced interest expense in the current accounting period and a write down in the investment in Ionica of (POUNDS)6 million in Fiscal Year 1999.

Income statement line items which changed significantly from the first quarter of Fiscal Year 1999 were:

					   Increase ( Decrease)
					(POUNDS)	%
 		  			   in millions

Operating Revenues			    24           8

Gross Margin				    (7)         (7)
Loss on Investment in Ionica		     6         N/A
Selling, General and Administrative
  Expenses				     5          21
Interest Expense			    (3)         (9)
Provision (Credit) for Income Taxes	    12         150


Electricity supply operating revenues have increased primarily as a result of growth in the volume supplied to the non-residential electricity supply market partially offset by lower sales contract prices.

Although the number of residential gas supply customers has increased, gross margins for the gas supply business decreased in the current period compared to the previous period due to the effects of warmer weather and a decline in gas market prices.

Revenues attributable to the distribution business have increased due to growth in the level of electrical contracting work undertaken and an increase in external revenues for use of the distribution network due to the opening up of competition in the domestic electricity supply market.

Yorkshire Group sold its investment in Ionica during the last quarter of Fiscal Year 1999. The loss recognized in the first quarter of Fiscal Year 1999 in respect of a reduction in fair value of the investment was (POUNDS)6 million. For further details on the Ionica investment, see Note 7 to the audited financial statements included in Form 10-K.

The increase in selling general and administrative costs resulted from increased marketing and customer service activity since the full opening of the electricity supply market to competition and a one-time profit on sale of distribution assets of (POUNDS)2 million in the first quarter of Fiscal Year 1999, partially offset by reduced costs incurred in relation to Year 2000 modifications.

The decrease in interest expense resulted from the application of the proceeds from the sale of the generation business during Fiscal Year 1999 to reduce the debt of Yorkshire Group, in addition to lower interest rates in the UK during the quarter ended June 30, 1999.

The first quarter of Fiscal Year 1999 was favorably affected by a (POUNDS)12 million settlement of prior years' tax liabilities, which resulted in an increase in the effective income tax rate from (54)% in the first quarter of Fiscal Year 1999 to 67% in the first quarter of the current accounting period. The effective income tax rate in both quarters has been increased by the amortization of goodwill, which is not deductible for UK income tax purposes.


FINANCIAL CONDITION

During the quarter ended June 30, 1999, Yorkshire Group canceled Tranche A of its syndicated credit facility.
Tranche A had originally been a (POUNDS)150 million 364 day revolving credit with a one-year extension option and had been reduced to (POUNDS)100 million in Fiscal Year 1999. For further details of the syndicated credit facility, see Part II, Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Form 10-K.

LEGAL PROCEEDINGS

Reference is made to Form 10-K for the Fiscal Year ended
March 31, 1999, Part I, Item 3. "Legal Proceedings" for details of the ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS.

NGC and National Power have now initiated appeals in the House of Lords. Yorkshire expects the appeal process to be lengthy.

NGC and National Power have executed deeds of amendment which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment.

Yorkshire intends to execute similar amendments if and when the House of Lords rules that such amendments are effective. This is unlikely to happen before December 2000.


MARKET RISKS

Yorkshire Group has certain market risks inherent in its business activities, arising from the purchase and sale of electricity and gas, changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact Yorkshire Group due to adverse changes in market prices and rates.

Yorkshire Group's exposure to commodity price variability and risks arising from changes in foreign currency exchange rates and interest rates has not changed significantly since March 31, 1999. For further details, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in Form 10-K.

OFGEM DRAFT PRICE PROPOSAL

As part of a review of PES distribution price controls, OFGEM published draft price proposals for the 14 regional electricity distribution businesses on August 12, 1999. The draft price proposals are expected to be issued in final form in November 1999 and would be effective for the five-year period beginning April 1, 2000. Distribution prices would be reduced an average of 16% to 21% under the draft proposals. The proposed distribution rates for Yorkshire call for a 15% to 20% reduction in distribution revenues. Yorkshire is in the process of evaluating the draft price proposals.

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

The problem is also being addressed with third parties with whom Yorkshire Group has material relationships, including suppliers, generators, customers and government organizations and regulators. Assurances are being sought from such parties regarding their state of Year 2000 readiness. However these third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty.

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

Progress on readiness of critical systems (those that affect safety and/or continuity of supply of electricity to
customers, or would have a material impact on Yorkshire
Group) is shown below.
                              I T Systems               Non-I T Systems

Year 2000 Program             Completion                Completion
Phases                        Date/                     Date/
                              Estimated                 Estimated
                              Completion    Percentage  Completion    Percentage
                              Date          Complete    Date          Complete

Program Initiation Phase
  Mobilization of the         October 30,   100%        October 30,   100%
Program, including            1997                      1997
establishing awareness,
structure and budgets and:
  Performance of High Level
Business Impact Analysis
including establishing key
issues for each business
area.

Project Scoping Phase
  Sizing the problems,        March 31,     100%        May 31,        100%
including gathering           1998                      1998
detailed inventory
information and
additional risk analysis
and:
  Determining costed
business solutions,
including examination of
options to achieve date
conformance in the time
required.

Project Delivery Phase

  Management of the           August 31,      99%       April 13,      100%
implementation cycle and      1999                      1999
delivery of the project.



Costs to Address the Company's Year 2000 Issue

Yorkshire Group has expended (POUNDS)15 million to June
30, 1999 on the Year 2000 Program and estimates spending an additional (POUNDS)2 million to achieve Year 2000 readiness.
 Of this (POUNDS)17 million, approximately (POUNDS)14 million will be expensed as incurred and (POUNDS)3 million will be capitalized. Yorkshire Group intends to fund these expenditures through internal sources. Although significant, the cost of becoming Year 2000 ready is not expected to have a material impact on Yorkshire Group's results of operations, cash flows or financial condition.

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

Item 5.  Other Information

Reference is made to form 10-K for the Fiscal Year ended
March 31, 1999, Part I, Item 1. "Business - Yorkshire Group and the US Parents - AEP" for details of the planned merger of AEP and CSW. Assuming the receipt of all required approvals, the merger is now expected to be completed in the first quarter of 2000.

Reference is made to Form 10-K for the Fiscal Year ended
March 31, 1999, Part I, Item 1. "Business - The Electric
Utility Industry in Great Britain - Industry Structure".  On
June 11, 1999, London Electricity, which is owned by EdF, announced its bid for the electricity supply business of SWEB. On June 30, 1999, British Energy announced its bid for the electricity and gas supply businesses of SWALEC.

Reference is made to Form 10-K for the Fiscal Year ended
March 31, 1999, Part I, Item I. "Business - Regulation under the Electricity Act - Regulatory Developments" for details of the OFFER and OFGEM consultation paper on "Distribution Price
Control Review" published on May 20, 1999.

Yorkshire submitted its response to the consultation on July 2, 1999. In its response:

- Yorkshire supported the continuation of the RPI-X form of regulation but agreed that some improvements may be required;

- Yorkshire expressed concern that the distribution price control review consultation pre-empts the business separation debate and ignores cost recovery;

- Yorkshire strongly supported the intention to take quality of supply into account when assessing relative efficiency;

- Yorkshire pointed out that its controllable operating costs have reduced significantly under the RPI-X form of control but noted that the historical rate of reduction cannot be sustained;

- Yorkshire expressed concern that adjustments made to operating costs were inconsistent between PESs and in some cases inaccurate;

- Yorkshire expressed concern with respect to the differences among PES's between actual capital expenditure and those estimated at the last review.

In addition Yorkshire commented that the benefits of shareholder investments in DAMS should be addressed as part of this review.

 Reference is made to Form 10-K for the Fiscal Year ended
March 31, 1999, Part I, Item I. "Business - The Electric
Utility Industry in Great Britain - Supply of Electricity -
Current Electricity Supply Price Regulation" for details of the consultation document published in June 1999 by the Regulator entitled "Review of Domestic and Small Business
Electricity Supply Regulation".

 Yorkshire responded to this consultation document on July 9, 1999. Among the principal points of Yorkshire's response are:

-	the growth of vertical integration poses a threat to the
effective development of the competitive market;

-	there should be equal electricity purchase cost
allowances across all PES's;

-	business customers can be effectively protected by the
workings of the market and do not need to be part of price
control;

-	regional maximum prices should be replaced by a national
maximum price cap;

-	the price control should be a maximum price cap
restraint;

-	the regulatory price cap should recognize any movement
of costs from distribution to electricity supply and the
mandatory cost of introducing the revised electricity
trading arrangements; and

-	there should be a level playing field on social
obligations - all energy suppliers should be obliged to
offer the same minimum levels of service.


 Reference is made to Form 10-K for the Fiscal Year ended
March 31, 1999, Part I, Item 1. "Business - The Electric
Utility Industry in Great Britain - Regulation Under the
Electricity Act - Separation of Distribution and Electricity
Supply; Metering and Meter Reading" for details of the Regulator's proposals and consultation on business separation.

 Yorkshire submitted its response to the consultation document on June 30, 1999. The main points of this response included:

-	Yorkshire expressed the view that the numerous
requirements embodied in the existing PES Licenses provide
considerable protection to competing suppliers and
customers;

-	Yorkshire emphasized that it had introduced separation
to the extent required by the existing PES License
conditions.  Any further separation would be purely to
meet regulatory requirements and any related costs
incurred should be fully recoverable;

-	the cost impact of separation would be very significant.
Yorkshire supported OFGEM's view that the sharing of some
services, where competition is not impacted, should be
allowed and is efficient; and

-	Yorkshire expressed concern that statutory, common law
and governance requirements, which impose fiduciary and
other responsibilities (including a duty of care) on
Directors should not be diluted or diminished as a result
of OFGEM's proposals.


 As requested by OFGEM, Yorkshire submitted an outline of a preliminary business separation implementation plan by July
9, 1999.

 Yorkshire also responded to OFFER's proposals regarding the introduction of competition in metering. Revised PES
License proposals reflecting the introduction of competition in metering are expected to be issued by OFGEM during August
1999.

 Reference is made to Form 10-K for the Fiscal Year ended
March 31, 1999, Part I, Item I. "Business- The Electric
Utility Industry in Great Britain - Regulation under the
Electricity Act - Social Action Plan" for details of the discussion document published by OFFER and OFGAS on their proposals to strengthen their social action plans.

 Yorkshire responded to this discussion document on July
15, 1999, the key points of which are as follows:

- Yorkshire believes that social obligations are best delivered through the distribution business, with costs allowed through the price control;

- if obligations are placed on the Supply business, all suppliers should have the same obligations; and

- Yorkshire is in favor of a social fund which would subsidize the cost of prepayment metering.


Legal Proceedings

Reference is made to Form 10-K for the Fiscal Year ended
March 31, 1999, Part I, Item 3. "Legal Proceedings" for details of the ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS.

NGC and National Power have now initiated appeals in the House of Lords. Yorkshire expects the appeal process to be lengthy.

NGC and National Power have executed deeds of amendment which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment.

Yorkshire intends to execute similar amendments if and when the House of Lords rules that such amendments are effective. This is unlikely to happen before December 2000.




Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit 27 - Financial Data Schedule.


(b)    Reports on Form 8-K:

A report on Form 8-K dated April 9, 1999 was filed under
Item 8. Change in Fiscal Year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YORKSHIRE POWER GROUP LIMITED


BY:/S/ Armando A. Pena

Armando A. Pena
Chief Financial Officer and Director

