Form 10-Q
period 1999-09-30
YORKSHIRE POWER GROUP LTD
filed 1999-11-15
CIK 1056090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended SEPTEMBER 30, 1999

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



A description of the registrant's common stock follows:

               	    Description of              Shares Outstanding
Registrant          Common Stock               at October 30, 1999


Yorkshire Power   Par Value (POUNDS) 1 Per Share  440,000,002
Group Limited

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARY COMPANIES

Form 10-Q
For The Quarter Ended September 30, 1999

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION						Page
Consolidated Statements of Income 						   6
Consolidated Balance Sheets						  	   8
Consolidated Statements of Cash Flows						  10
Consolidated Statements of Changes in Shareholders' Equity		  	  12
Notes to Consolidated Financial Statements				  	  14
Management's Discussion and Analysis of Results of
    Operations and Financial Condition						  23


PART II.    OTHER INFORMATION

Item 5      Other Information							  32
Item 6      Exhibits and Reports on Form 8-K				 	  38

SIGNATURES									  39

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

"Authorized Area" means Yorkshire's service area as determined by its PES license

"British Energy" means British Energy plc

"CFD" means contract for differences

"Economy 7" means electricity tariffs which apply to electricity that incorporates lower unit charges because it is used during the seven hours of the night

"ESPS" means Electricity Supply Pension Scheme

"Fiscal Year" means a year ended March 31

"Form 10-K" means the Annual Report on Form 10-K of Yorkshire
Group for Fiscal Year 1999

"Ionica" means Ionica Group plc

"National Power" means National Power plc

"NCE" means New Century Energies, Inc.

"NGC" means the National Grid Company plc, which is wholly owned by NGG

"NGG" means the National Grid Group plc

"NSP" means Northern States Power Co.

"Ofgem" means Office of Gas and Electricity Markets

"PES" means public electricity supplier

"Pool" means the wholesale trading market for electricity in England and Wales

"REC" means one of the 12 regional electricity companies in England and Wales licensed to distribute and supply electricity

"RETA" means Revised Electricity Trading Arrangements

"Supply" means the supply of electricity and gas

"SWALEC" means South Wales Electricity plc, the REC which, together with Welsh Water, became part of the Hyder plc group

"UK" means the United Kingdom

"US" means the United States of America

"Yorkshire" means Yorkshire Electricity Group plc and its subsidiaries

"Yorkshire Group" means Yorkshire Power Group Limited and its subsidiaries

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(in millions)
	(UNAUDITED)
                                                       Three Months Ended
                                               September 30,         September 30,
                                                    1999                  1998
                                             (POUNDS)     $               (POUNDS)
                                                      (See Note 1)
OPERATING REVENUES . . . . . . . . . . . .    329        542              301

COST OF SALES. . . . . . . . . . . . . . .    233        384              191

GROSS MARGIN . . . . . . . . . . . . . . .     96        158              110

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     14         23               15
  Depreciation and Amortization. . . . . .     21         34               19
  Selling, General and Administrative. . .     29         48               32

INCOME FROM OPERATIONS . . . . . . . . . .     32         53               44

OTHER INCOME (EXPENSE):
  Loss on Investment in Ionica . . . . . .      -          -               (5)
  Other Income, net. . . . . . . . . . . .      3          5                4
       Total Other Income (Expense), net        3          5               (1)

NET INTEREST EXPENSE:
  Interest Expense . . . . . . . . . . . .    (29)       (48)             (34)
  Interest Income. . . . . . . . . . . . .      -          -                2
Net Interest Expense . . . . . . . . . . .    (29)       (48)             (32)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . .      6         10               11

PROVISION (CREDIT) FOR INCOME TAXES. . . .      -          -               (1)

INCOME FROM CONTINUING OPERATIONS. . . . .      6         10               12

INCOME FROM DISCONTINUED OPERATION
  NET OF INCOME TAXES OF
 (POUNDS) - ($-) AND (POUNDS) 1. . . . . . . .      -          -                -

NET INCOME . . . . . . . . . . . . . . . .      6         10               12


The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(in millions)
	(UNAUDITED)
                                                      Six Months Ended
                                              September 30,       September 30,
                                                  1999               1998

                                            (POUNDS)    $                (POUNDS)
                                                    (See Note 1)

OPERATING REVENUES . . . . . . . . . . . .    645      1,062              593

COST OF SALES. . . . . . . . . . . . . . .    452        744              379

GROSS MARGIN . . . . . . . . . . . . . . .    193        318              214

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     28         46               31
  Depreciation and Amortization. . . . . .     41         68               37
  Selling, General and Administrative. . .     58         95               56

       INCOME FROM OPERATIONS. . . . . . .     66        109               90

OTHER INCOME (EXPENSE):
  Loss on Investment in Ionica . . . . . .      -          -              (11)
  Other Income, net. . . . . . . . . . . .      3          5                4
       Total Other Income(Expense) , net .      3          5               (7)

NET INTEREST EXPENSE:
  Interest Expense . . . . . . . . . . . .    (58)       (96)             (66)
  Interest Income. . . . . . . . . . . . .      1          2                3
       Net Interest Expense. . . . . . . .    (57)       (94)             (63)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . .     12         20               20

PROVISION (CREDIT) FOR INCOME TAXES. . . .      4          7               (9)

INCOME FROM CONTINUING OPERATIONS. . . . .      8         13               29

INCOME FROM DISCONTINUED OPERATION
  NET OF INCOME TAXES OF (POUNDS) - ($-) AND
  (POUNDS) 2 . . . . . . . . . . . . . . .      -          -                3

NET INCOME . . . . . . . . . . . . . . . .      8         13               32


The accompanying notes are an integral part of these consolidated financial statements

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                           September 30,    March 31,
                                                               1999           1999
                                                         (POUNDS)       $       (POUNDS)
                                                                 (See Note 1)
ASSETS
FIXED ASSETS:
  Property, Plant and Equipment, Net of Accumulated
    Depreciation of (POUNDS)125 ($206)and (POUNDS) 96.     1,001     1,648        970
  Construction Work in Progress. . . . . . . . . . . .        15        25         15

          Total Fixed Assets . . . . . . . . . . . . .     1,016     1,673        985


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .        12        20         12
  Investments. . . . . . . . . . . . . . . . . . . . .        17        28         26
  Accounts Receivable, Less Provision for
    Uncollectibles of (POUNDS) 8($13)and(POUNDS)  9. .       106       174        100
  Unbilled Revenue . . . . . . . . . . . . . . . . . .        55        91         84
  Prepaids and Other . . . . . . . . . . . . . . . . .        41        68         44

          Total Current Assets . . . . . . . . . . . .       231       381        266


OTHER ASSETS:
  Goodwill, Net of Accumulated Amortization of
    (POUNDS)62 ($102) and (POUNDS)50 . . . . . . . . .       913     1,504        925
  Investments, Long-term . . . . . . . . . . . . . . .        48        79         51
  Prepaid Pension Asset. . . . . . . . . . . . . . . .       107       176         98
  Other Non-Current Assets . . . . . . . . . . . . . .        22        36         22


          Total Other Assets . . . . . . . . . . . . .     1,090     1,795      1,096

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     2,337     3,849      2,347


The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                           September 30,   March 31,
                                                               1999          1999
                                                         (POUNDS)     $      (POUNDS)
                                                                 (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES
SHAREHOLDERS' EQUITY
  Share capital, (POUNDS) 1 par value common shares,
    440,000,100 authorized and 440,000,002
    issued and outstanding . . . . . . . . . . . . . .       440      724        440
  Retained Deficit . . . . . . . . . . . . . . . . . .       (22)     (36)       (30)

    Total Shareholders' Equity . . . . . . . . . . . .       418      688        410

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .     1,103    1,817      1,103

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  SECURITIES OF SUBSIDIARY HOLDING SOLELY JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES. . . . .       168      277        168

OTHER NON-CURRENT LIABILITIES:
  Deferred Income Taxes. . . . . . . . . . . . . . . .       224      369        214
  Provision for Uneconomic Electricity
    and Gas Contracts. . . . . . . . . . . . . . . . .        31       51         30
  Other . . . . .  . . . . . . . . . . . . . . . . . .        14       23         13

    Total Other Non-Current Liabilities. . . . . . . .       269      443        257

CURRENT LIABILITIES:
  Current Portion of Long-term Debt. . . . . . . . . .         8       13          8
  Short-term Debt. . . . . . . . . . . . . . . . . . .       145      239        142
  Accounts Payable . . . . . . . . . . . . . . . . . .        68      112         77
  Accrued Liabilities and Deferred Income. . . . . . .        81      133         85
  Income Taxes Payable . . . . . . . . . . . . . . . .        30       50         37
  Other Current Liabilities. . . . . . . . . . . . . .        47       77         60

    Total Current Liabilities. . . . . . . . . . . . .       379      624        409

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .     1,919    3,161      1,937

COMMITMENTS AND CONTINGENCIES (NOTE 4)

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES . . . . . .     2,337    3,849      2,347

The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)
                                                                 Six Months Ended
                                                           September 30,   September 30,
                                                                1999            1998
                                                          (POUNDS)    $         (POUNDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . .                 8        13         32
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation of Fixed Asset Investment
    Included in Cost of Sales. . . . . . . .                 4         7          3
  Depreciation and Amortization. . . . . . .                41        68         41
  Gain on Sale of Fixed Assets . . . . . . .                 -         -         (2)
  Gain on Sale of Investment . . . . . . . .                (3)       (5)         -
  Loss on Investment in Ionica . . . . . . .                 -         -         11
  Deferred Income Taxes. . . . . . . . . . .                10        16         (1)
Changes in Assets and Liabilities:
  Receivables and Unbilled Revenue . . . . .                23        38         30
  Prepaids and Other Current Assets. . . . .                 3         5         (8)
  Prepaid Pension Asset. . . . . . . . . . .                (9)      (15)       (10)
  Provision for Uneconomic Electricity
  and Gas contracts. . . . . . . . . . . . .                 1         2         (7)
  Other Current Liabilities. . . . . . . . .               (13)      (21)        (5)
  Accounts Payable . . . . . . . . . . . . .                (9)      (15)        (8)
  Accrued Liabilities and Deferred Income. .                (4)       (7)         6
  Other. . . . . . . . . . . . . . . . . . .                (3)       (5)       (12)

    Net Cash Provided by Operating
      Activities . . . . . . . . . . . . . .                49        81         70

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures . . . . . . . . . . .               (63)     (104)       (70)
  Proceeds from Sale of Property,
    Plant and Equipment. . . . . . . . . . .                 -         -          4
  Net Change in Short-term Investments . . .                 9        15         (2)
  Proceeds from Sale of Long-term Investment                 3         5          -
  Other. . . . . . . . . . . . . . . . . . .                (1)       (2)         1

    Net Cash Used in Investing Activities. .               (52)      (86)       (67)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Trust Securities                 -         -        162
  Proceeds From Issuance of Long-term Debt .                 -         -        130
  Net Change in Short-term Debt. . . . . . .                 3         5       (300)

    Net Cash Provided (Used) by
      Financing Activities . . . . . . . . .                 3         5         (8)

DECREASE IN CASH AND CASH EQUIVALENTS. . . .                 -         -         (5)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            12        20         35

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  12        20         30


	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                 Six Months Ended
                                                           September 30, September 30,
                                                                1999           1998
                                                         (POUNDS)         $        (POUNDS)
Cash Paid for Interest . . . . . . . . . . .                48        79         34

Cash Paid for Income Taxes . . . . . . . . .                 1         2          -


The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	(in millions, except shares)
	(UNAUDITED)
For the three months ended September 30, 1999:



				              Share Capital Retained
		    		        Shares   Amount     Deficit       Total
                                                (POUNDS)    (POUNDS)      (POUNDS)
Balance, July 1, 1999. . . . . .   440,000,002    440       (28)          412
Net Income . . . . . . . . . . .            -       -         6             6

Balance, September 30, 1999. . .   440,000,002    440       (22)          418

For the three months ended September 30, 1998:
							    Unrealized
							    Profit on
							    Available
				  	    Share Capital    For Sale    Retained
				 Shares        Amount      Investments   Deficit    Total
                                             (POUNDS)      (POUNDS)     (POUNDS)   (POUNDS)
Balance, July 1, 1998. . . . . . 440,000,002    440           1           (97)      344
Unrealized Profit on Available
 For Sale Investments . . . . .           -       -          (1)            -        (1)
Net Income . . . . . . . . . . .          -       -           -            12        12

Balance, September 30, 1998. . . 440,000,002    440           -           (85)      355



The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	(in millions, except shares)
	(UNAUDITED)
For the six months ended September 30, 1999:

					             Share Capital    Retained
  				        Shares         Amount         Deficit    Total
                                                      (POUNDS)       (POUNDS)   (POUNDS)
Balance, April 1, 1999 . . . . . . .    440,000,002    440            (30)        410
Net Income . . . . . . . . . . . . .             -       -              8           8

Balance, September 30, 1999 . . . . .   440,000,002    440            (22)        418



For the six months ended September 30, 1998:

   					            Share Capital  Retained
					 Shares       Amount       Deficit      Total
                                                     (POUNDS)      (POUNDS)    (POUNDS)

Balance, April 1, 1998 . . . . . . .    440,000,002    440           (117)         323
Net Income . . . . . . . . . . . . .             -       -             32           32

Balance, September 30, 1998 . . . . .   440,000,002    440            (85)         355



The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
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

The consolidated financial statements of Yorkshire Power
Group Limited and its subsidiaries ("Yorkshire Group") are presented in (POUNDS) s sterling and in conformity with accounting principles generally accepted in the United
States of America.

The consolidated balance sheets, income statements, statements of cash flows and certain information in the notes to the consolidated financial statements are presented in (POUNDS) s sterling ((POUNDS) ) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of (POUNDS) 1 = $1.6469, the closing mid-point in London on September 30, 1999. This presentation has not been translated in accordance with Statement of Financial
Accounting Standards No. 52, "Foreign Currency Translation."
 No representation is made that the (POUNDS) s sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.

On March 30, 1999 the Board of Directors of Yorkshire
Power Group Limited ratified a proposal to change its fiscal year end from March 31 to December 31. A Transition Report for the transition period from March 31, 1999 to December
31, 1999 will be reported on Form 10-K.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)


2.	FINANCING AND RELATED ACTIVITIES

During the six months ended September 30, 1999, Yorkshire Group canceled Tranche A of its syndicated credit facility. Tranche A had originally been a (POUNDS) 150 million 364 day revolving credit with a one-year extension option and had been reduced to (POUNDS) 100 million in Fiscal Year 1999. For further details of the syndicated credit facility, see Part II, Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Form 10-K.


3.	NEW ACCOUNTING STANDARD

During the six months ended September 30, 1999, Yorkshire Group adopted the Financial Accounting Standards Board's Emerging Issues Task Force Consensus (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". The EITF requires that all energy trading contracts be marked-to-market. The adoption of the EITF did not have a material effect on results of operations, cash flows or financial condition.

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

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

4.	CONTINGENCIES (continued)

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

Following a further hearing on May 25 and May 26, 1999 the Court of Appeal ordered NGC and National Power to pay all sums properly payable by them to their Group Trustees.
However, enforcement of the order was stayed pending the outcome of any appeals to the House of Lords. NGC and National Power have now initiated appeals in the House of Lords.

Yorkshire has made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount payable by Yorkshire in respect of its use of surplus is approximately (POUNDS) 38 million plus interest.

It is now expected that a judgement by the House of Lords on the NGC and National Power appeals may occur in 2001.


USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. As a result of the transition to a more competitive utility environment, estimates are required for revenues and the costs to produce revenues, including bad debt expense.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

4.	CONTINGENCIES (continued)

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

OFGEM PRICE CONTROL REVIEW

Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I, Item 1. "Business - The Electric Utility Industry in Great Britain - Distribution of Electricity - Price Control" and to Form 10-Q for the quarter ended June 30, 1999, "Notes to the Consolidated Financial Statements, Note 8" and "Management's Discussion and Analysis of Results of Operations and Financial Condition: Draft Price Proposal" for a discussion of Ofgem's initial proposals on the distribution price control review published in August 1999. Yorkshire responded to this consultation on September 17, 1999, expressing various concerns with the analysis used by Ofgem. Yorkshire also commented that the methodology used failed to justify the magnitude of the price cuts proposed and suggested a more suitable methodology. In addition, Yorkshire pointed out that there were areas where additional cost allowances were required, including business separation and the introduction of metering competition.

On October 8, 1999, Ofgem issued an update to its August proposals on the distribution price control review. This update proposed a 15% reduction in allowed revenue for Yorkshire and a further 8% transfer of costs to Yorkshire's electricity supply business. Ofgem proposed that the X factor would continue to be 3%. The overall reduction in distribution revenues would be 23% based on these updated proposals.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

4.	CONTINGENCIES (continued)

Ofgem's October 8, 1999 document also released further details on business separation, including making an allowance for separation costs of (POUNDS) 7.5 million per PES over the next 5 years (included within the above referenced allowed revenue reduction). Ofgem propose that electricity supply would receive an allowance of (POUNDS) 200,000 per year for separation costs. This appears to be in addition to the distribution allowance.

Ofgem expects to publish its final proposals on the distribution price control review at the end of November
1999.

Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I, Item 1 "Business - The Electric Utility Industry in Great Britain - Supply of Electricity - Current Electricity Supply Price Regulation" for information relating to the electricity supply price control review. On October 8, 1999, Ofgem issued draft electricity supply price proposals. Key features of the proposals are:-

-	Retention of a supply price cap for domestic consumers
which would apply for a further two years from April
2000 until March 2002. Ofgem proposed that the cap would not apply to small industrial and commercial customers where the market was sufficiently competitive.

-	A reduction in the price cap for domestic electricity
prices which would lead to an average fall in Great
Britain of 9.9% for customers on standard domestic tariffs and 6.5% for those on Economy 7 tariffs.


-	PESs will be encouraged to price below the price caps
if generation prices fall as expected after the introduction of new electricity trading arrangements and if the UK government lifts its restricted consents policy towards gas fired power stations.

These proposals would mean that in the year commencing
April 2000 and ending in March 2001 the real price reduction

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

4.	CONTINGENCIES (continued)

for Yorkshire's supply business will be 10.7% (of which 7.3% is due to lower distribution charges arising from the distribution price control review) on the standard domestic tariff. The proposed price reduction for customers on the Economy 7 tariff will not have a significant impact on Yorkshire. For the year commencing April 2001 and ending in March 2002 there is a proposed nominal price freeze. The proposed reductions to the standard domestic and Economy 7 tariffs will put pressure on PESs either to pass similar reductions to direct debit and prompt payment customers or to reduce the discounts given to those customers. The former would result in a loss of revenue while the latter may result in a loss of customers.

Yorkshire has commented on the draft electricity supply price proposals and is engaged in on-going discussions with Ofgem with respect to such proposals. Ofgem expect to publish final proposals on the supply price control review at the end of November 1999.

If a REC does not consent to Ofgem's proposed PES Licence amendment resulting from either the distribution or the supply price control review, then the Regulator may refer the proposals to the Competition Commission. Following the publication of the Competition Commission's report, the Regulator shall make appropriate modifications to the REC's PES Licence.

Yorkshire Group's management continues to evaluate the impact of the Ofgem distribution and supply price proposals. Management intends to take all available opportunities to increase revenues and reduce costs to mitigate the consequences of the anticipated distribution and supply price reductions. If Yorkshire Group is unable to offset the impact of the anticipated price reductions, there could be a material adverse effect on Yorkshire Group's results of operations, cash flows and financial condition.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

5.	IONICA

Yorkshire Group's investment in Ionica was sold during Fiscal Year 1999. See Note 7 to the audited financial statements included in Form 10-K for further details.


6.	DISCONTINUED OPERATIONS - GENERATION BUSINESSES

As part of pre-existing plans to reduce debt, Yorkshire's generation business was disposed of during Fiscal Year 1999. Proceeds of (POUNDS) 136 million were received (net of fees and cash disposed of), in respect of the sale, which were used to reduce debt. A gain on sale of (POUNDS) 24 million, net of income taxes of (POUNDS) 31 million was included in net income for Fiscal Year 1999.


7.	BUSINESS SEGMENTS

Yorkshire Group is primarily engaged in two businesses: electricity distribution, which involves the transmission of electricity across its network to end users, and supply, which involves bulk purchase of electricity and gas for delivery to its customers. These businesses form the basis for the identification of reportable segments as shown below.
 Included in "Other" are insignificant operating subsidiaries as well as various corporate activities, and non-allocated corporate assets.

Management evaluates segment performance based on segment income from operations, which is shown below.

Intersegment sales primarily represent sales from the distribution business to the Supply business for use of the distribution network.

The results attributable to the generation business for Fiscal Year 1999, which has been treated as a discontinued operation, are excluded from the segment information shown below.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

7.	BUSINESS SEGMENTS (continued)
Information technology support activities for Yorkshire
Group have been included in the results reported for the
Supply business from April 1, 1999.  The segment information for the six months ended September 30, 1998 has been
reclassified to conform to current period presentation.

A summary of information about Yorkshire Group's operations by segments follows (in millions):

    				Six Months Ended September 30, 1999

	           Distribution     Supply    Other     Eliminations   Consolidated
	                                                and non-
	                                                allocated
	                                                items
	           (POUNDS)        (POUNDS) (POUNDS)   (POUNDS)       (POUNDS)
Revenues from
  external customers    39            601       4           1             645
Intersegment sales     113             19       1        (133)              -
Income (loss) from
  operations            69             13      (4)        (12)             66
Total assets           998            376   2,638      (1,675)          2,337




					Six Months Ended September 30, 1998

	           Distribution     Supply    Other   Eliminations    Consolidated
			                              and non-
			                              allocated
			                              items
		     (POUNDS)      (POUNDS) (POUNDS)  (POUNDS)        (POUNDS)

Revenues from
  external customers      26          561        6          -              593
Intersegment sales       121           29       11       (161)               -
Income (loss) from
  operations              67           36        -        (13)              90
Total assets             924          350    2,880     (1,683)           2,471

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)


7.	BUSINESS SEGMENTS (continued)

Non-allocated items within total assets consist solely of goodwill of (POUNDS) 913 million at September 30, 1999 and (POUNDS) 957 million at September 30, 1998.

Non-allocated items within income (loss) from operations consist principally of amortization of goodwill of (POUNDS) 12 million in the six months ended September 30 for both 1999 and 1998.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Second Quarter of the Nine Month Period Ending December 31,
1999 vs. Second Quarter Fiscal Year 1999

And

Six Months Ended September 30, 1999 vs. Six Months Ended
September 30, 1998


RESULTS OF OPERATIONS

Net income for the year to date period decreased by (POUNDS)
24 million (75%) from (POUNDS) 32 million to (POUNDS) 8 million. There was a decrease in net income of (POUNDS) 6 million (50%) in the second quarter from (POUNDS) 12 million to (POUNDS) 6 million. This is due primarily to the following: a decrease in gross margin attributable to the gas and electricity supply businesses and an increase in marketing and customer service costs related to the opening up of the competitive market in the supply business. In addition, there was a favorable adjustment to tax liabilities of (POUNDS) 12 million in the first quarter of Fiscal Year 1999, compared with a favorable adjustment of (POUNDS) 4 million in the second quarter of the current accounting period. These were partly offset by reduced interest expense, a reduction in costs associated with Year 2000 modifications and a write down in the investment in Ionica of (POUNDS) 11 million in the first six months of Fiscal Year 1999.

Income statement line items that changed significantly were:

  			      Increase ( Decrease)
			Second Quarter     Year to Date
			   (POUNDS)    %    (POUNDS)       %

Operating Revenues	       28      9        52         9

Gross Margin	     	      (14)   (13)      (21)      (10)
Loss on Investment
  in Ionica                    (5)  (100)      (11)     (100)
Selling, General and
 Administrative                (3)    (9)        2         4
  Expenses
Interest Expense	       (5)   (15)       (8)      (12)
Provision (Credit)
 for Income Taxes               1    100        13       144

Electricity supply operating revenues have increased primarily as a result of growth in the volume supplied to the non-residential electricity supply market.

Revenues attributable to the distribution business have increased due to growth in the level of electrical contracting work undertaken and an increase in external revenues for the use of the distribution network due to the opening up of competition in the domestic electricity supply market.

Gross margin for the electricity supply business has decreased. Higher electricity pool prices and price competition in the non-residential sector have offset increased sales volumes to both residential and non-residential customers. Furthermore, Yorkshire's portfolio of energy contracts is structured so that, compared to Fiscal Year 1999, higher CFD costs are incurred in summer months, with comparatively lower CFD costs anticipated in winter months.

Although the number of residential gas supply customers increased, sales volumes were below expectations partly due to the effect of warmer weather. Gross margin percentages for the gas supply business have decreased as lower than expected sales volumes led to the sale of excess gas at reduced margins.

Yorkshire Group sold its investment in Ionica during the last quarter of Fiscal Year 1999. The loss recognized in respect of a reduction in fair value of the investment was (POUNDS) 11 million in the first six months of Fiscal Year 1999 ((POUNDS) 5 million of which was in the second quarter). For further details on the Ionica investment, see Note 7 to the audited financial statements included in Form 10-k.

The increase in selling, general and administrative costs for the year to date period resulted from an increase in costs associated with marketing initiatives to win and retain customers since the full opening of the electricity supply market to competition and a one-time profit on the sale of distribution assets of (POUNDS) 2 million in the first quarter of Fiscal Year 1999. This was partly offset by a reduction in costs incurred in relation to Year 2000 modifications and a reduction in costs associated with the development of new systems to facilitate competition, as the majority of projects have now been completed.

The decrease in selling, general and administrative costs in the quarter ended September 30, 1999 compared with the quarter ended September 30, 1998 is primarily due to a reduction in costs incurred in relation to Year 2000 modifications and a reduction in costs associated with the development of new systems to facilitate competition.

The decrease in interest expense resulted from the application of the proceeds from the sale of the generation business during Fiscal Year 1999 to reduce the debt of Yorkshire Group, in addition to lower interest rates in the UK during both the six month and the three month period ended
September 30, 1999.

The first six months of Fiscal Year 1999 was favorably affected by a (POUNDS) 12 million settlement of prior years' tax liabilities which was recognized in the first quarter, compared with a favorable adjustment of (POUNDS) 4 million in the second quarter of the period ended September 30, 1999.
The effective tax rate in both periods has been increased by the amortization of goodwill, which is not deductible for UK income tax purposes.


FINANCIAL CONDITION

During the six month period ended September 30, 1999, Yorkshire Group canceled Tranche A of its syndicated credit facility. Tranche A had originally been a (POUNDS) 150 million 364 day revolving credit with a one-year extension option and had been reduced to (POUNDS) 100 million in Fiscal Year 1999. For further details of the syndicated credit facility, see
Part II, Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Form 10-K.


LEGAL PROCEEDINGS

Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I, Item 3. "Legal Proceedings" and to Form 10-Q for the quarter ended June 30, 1999, Part II, Item
5. "Other Information - Legal Proceedings" for details of ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS. Yorkshire made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount payable by Yorkshire in respect of its use of surplus is approximately (POUNDS) 38 million plus interest.

It is now expected that a judgement by the House of Lords on the NGC and National Power appeals may be later than first anticipated; possibly in 2001.

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


OFGEM PRICE CONTROL REVIEW

As part of a review of PES distribution price controls, Ofgem published draft price proposals for the 14 regional electricity distribution businesses on August 12, 1999, to be effective for the five year period commencing April 2000.

On October 8, 1999, Ofgem issued an update to its August proposals on the distribution price control review. This update proposed a 15% reduction in allowed revenue for Yorkshire and a further 8% transfer of costs to Yorkshire's electricity supply business. Ofgem proposed that the X factor would continue to be 3%. The overall reduction in distribution revenues would be 23% based on these updated proposals.

Ofgem's October 8, 1999 document also released further details on business separation, including making an allowance for separation costs of (POUNDS) 7.5 million per PES over the next 5 years (included within the above referenced allowed revenue reduction). Ofgem propose that electricity supply would receive an allowance of (POUNDS) 200,000 per year for separation costs. This appears to be in addition to the distribution allowance.

Ofgem expects to publish its final proposals on the distribution price control review at the end of November
1999.

Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I, Item 1 "Business - The Electric Utility Industry in Great Britain - Supply of Electricity - Current Electricity Supply Price Regulation" for information relating to the electricity supply price control review. On October 8, 1999, Ofgem issued draft electricity supply price proposals. Key features of the proposals are:-

- Retention of a supply price cap for domestic consumers which would apply for a further two years from April
  2000 until March 2002. Ofgem proposed that the cap would not apply to small industrial and commercial customers where the market was sufficiently competitive.

- A reduction in the price cap for domestic electricity prices which would lead to an average fall in Great
  Britain of 9.9% for customers on standard domestic tariffs and 6.5% for those on Economy 7 tariffs.


- PESs will be encouraged to price below the price caps if generation prices fall as expected after the introduction of new electricity trading arrangements and if the UK government lifts its restricted consents policy towards gas fired power stations.

These proposals would mean that in the year commencing
April 2000 and ending in March 2001 the real price reduction for Yorkshire's supply business will be 10.7% (of which 7.3% is due to lower distribution charges arising from the distribution price control review) on the standard domestic tariff. The proposed price reduction for customers on the Economy 7 tariff will not have a significant impact on Yorkshire. For the year commencing April 2001 and ending in March 2002 there is a proposed nominal price freeze. The proposed reductions to the standard domestic and Economy 7 tariffs will put pressure on PESs either to pass similar reductions to direct debit and prompt payment customers or to reduce the discounts given to those customers. The former would result in a loss of revenue while the latter may result in a loss of customers.

Yorkshire has commented on the draft electricity supply price proposals and is engaged in on-going discussions with Ofgem with respect to such proposals. Ofgem expect to publish final proposals on the supply price control review at the end of November 1999.

If a REC does not consent to Ofgem's proposed PES Licence amendment resulting from either the distribution or the supply price control review, then the Regulator may refer the proposals to the Competition Commission. Following the publication of the Competition Commission's report, the Regulator shall make appropriate modifications to the REC's PES Licence.

Yorkshire Group's management continues to evaluate the impact of the Ofgem distribution and supply price proposals. Management intends to take all available opportunities to increase revenues and reduce costs to mitigate the consequences of the anticipated distribution and supply price reductions. If Yorkshire Group is unable to offset the impact of the anticipated price reductions, there could be a material adverse effect on Yorkshire Group's results of operations, cash flows and financial condition.


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

The problem is also being addressed with third parties with whom Yorkshire Group has material relationships, including suppliers, generators, customers and government organizations and regulators. Assurances have been sought from such parties regarding their state of Year 2000 readiness. However these third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty.

Yorkshire Group has been actively involved in national forums with other members of the electricity industry and other utilities (such as gas, telecommunications and water) to share good practice and to provide consolidated information to the UK Department of Trade and Industry and to the UK Electricity Industry Regulator regarding progress.

Yorkshire Group's program has been independently assessed on behalf of the Regulator who in his report found that the assessment has not identified any risks of material disruption to the infrastructure process at Yorkshire Group.

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

                              I T Systems               Non-I T Systems

Year 2000 Program             Completion                Completion
Phases                        Date/                     Date/
                              Estimated                 Estimated
                              Completion    Percentage  Completion    Percentage
                              Date          Complete    Date          Complete

Program Initiation Phase
  Mobilization of the         October 30,   100%        October 30,   100%
Program, including            1997                      1997
establishing awareness,
structure and budgets and:
  Performance of High Level
Business Impact Analysis
including establishing key
issues for each business
area.

Project Scoping Phase
  Sizing the problems,        March 31,     100%        May 31,        100%
including gathering           1998                      1998
detailed inventory
information and
additional risk analysis
and:
  Determining costed
business solutions,
including examination of
options to achieve date
conformance in the time
required.

Project Delivery Phase

  Management of the          September 30,  100%        April 13,      100%
implementation cycle and      1999                      1999
delivery of the project.



Costs to Address the Company's Year 2000 Issue

Yorkshire Group has expended (POUNDS) 15 million to September
30, 1999 on the Year 2000 Program and estimates spending an additional (POUNDS) 2 million to sustain Year 2000 readiness.
Of this (POUNDS) 17 million, approximately (POUNDS) 14 million will be expensed as incurred and (POUNDS) 3 million will be capitalized. Yorkshire Group has funded these expenditures through internal sources. Although significant, the cost of becoming Year 2000 ready is not expected to have a material impact on Yorkshire Group's results of operations, cash flows or financial condition.

Risks of the Company's Year 2000 Issues

Yorkshire Group has carried out a detailed series of tests to minimize the possibility of service or business interruption related to Year 2000 issues. Yorkshire Group believes, based on the current tests, that the distribution system will be able to distribute electricity after December 31, 1999. The results of these tests increase confidence, but do not guarantee error free operations.

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

Year 2000 Contingency Plans

Yorkshire Group has well established contingency plans that have been tested. These plans have been reviewed to develop additional procedures to deal specifically with situations that could arise in relation to the Year 2000 problem.


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

Item 5.  Other Information

Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I, Item 1. "Business - Yorkshire Group and the US Parents - AEP" for details of the planned merger of AEP and CSW. Assuming the receipt of all required approvals, the merger is now expected to be completed in the first half of 2000.

Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I Item 1. "Business - Yorkshire Group and the US Parents - NCE" for details of the planned merger of NCE and NSP. Assuming the receipt of all required approvals, the merger is now expected to be completed in the latter part of 2000.

Reference is made to Form 10-Q for the quarter ended June
30, 1999, Part II, Item 5. "Other Information" which notes
British Energy's bid for the electricity and gas supply businesses of SWALEC. On September 23, 1999, the UK government announced its decision not to refer this bid to the Competition Commission. Both British Energy and SWALEC have given assurances that they will agree to changes in their PES Licences in relation to the separation of electricity distribution and supply businesses.

Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I, Item 1. "Business - The Electric Utility Industry in Great Britain - Distribution of Electricity - Price Control" and to Form 10-Q for the quarter ended June 30, 1999, "Notes to the Consolidated Financial Statements, Note 8" and "Management's Discussion and Analysis of Results of Operations and Financial Condition: Draft Price Proposal" for a discussion of Ofgem's initial proposals on the distribution price control review published in August 1999. Yorkshire responded to this consultation on September 17, 1999, expressing various concerns with the analysis used by Ofgem. Yorkshire also commented that the methodology used failed to justify the magnitude of the price cuts proposed and suggested a more suitable methodology. In addition, Yorkshire pointed out that there were areas where additional cost allowances were required, including business separation and the introduction of metering competition.

On October 8, 1999, Ofgem issued an update to its August proposals on the distribution price control review. This update proposed a 15% reduction in allowed revenue for Yorkshire and a further 8% transfer of costs to Yorkshire's electricity supply business. Ofgem proposed that the X factor would continue to be 3%. The overall reduction in distribution revenues would be 23% based on these updated proposals.

Ofgem's October 8, 1999 document also released further details on business separation, including making an allowance for separation costs of (POUNDS) 7.5 million per PES over the next 5 years (included within the above referenced allowed revenue reduction). Ofgem propose that electricity supply would receive an allowance of (POUNDS) 200,000 per year for separation costs. This appears to be in addition to the distribution allowance.

Ofgem expects to publish its final proposals on the distribution price control review at the end of November
1999.

Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I, Item 1. "Business - The Electric Utility Industry in Great Britain - Supply of Electricity - Current Electricity Supply Price Regulation" for information relating to the electricity supply price control review. On October 8, 1999, Ofgem issued draft electricity supply price proposals. Key features of the proposals are:-

-	Retention of a supply price cap for domestic consumers
which would apply for a further two years from April
2000 until March 2002. Ofgem proposed that the cap would not apply to small industrial and commercial customers where the market was sufficiently competitive.

-	A reduction in the price cap for domestic electricity
prices which would lead to an average fall in Great
Britain of 9.9% for customers on standard domestic tariffs and 6.5% for those on Economy 7 tariffs.


-	PESs will be encouraged to price below the price caps
if generation prices fall as expected after the introduction of new electricity trading arrangements and if the UK government lifts its restricted consents policy towards gas fired power stations.

These proposals would mean that in the year commencing
April 2000 and ending in March 2001 the real price reduction for Yorkshire's supply business will be 10.7% (of which 7.3% is due to lower distribution charges arising from the distribution price control review) on the standard domestic tariff. The proposed price reduction for customers on the Economy 7 tariff will not have a significant impact on Yorkshire. For the year commencing April 2001 and ending in March 2002 there is a proposed nominal price freeze. The proposed reductions to the standard domestic and Economy 7 tariffs will put pressure on PESs either to pass similar reductions to direct debit and prompt payment customers or to reduce the discounts given to those customers. The former would result in a loss of revenue while the latter may result in a loss of customers.

Yorkshire has commented on the draft electricity supply price proposals and is engaged in on-going discussions with Ofgem with respect to such proposals. Ofgem expect to publish final proposals on the supply price control review at the end of November 1999.

If a REC does not consent to Ofgem's proposed PES Licence amendment resulting from either the distribution or the supply price control review, then the Regulator may refer the proposals to the Competition Commission. Following the publication of the Competition Commission's report, the Regulator shall make appropriate modifications to the REC's PES Licence.

Yorkshire Group's management continues to evaluate the impact of the Ofgem distribution and supply price proposals. Management intends to take all available opportunities to increase revenues and reduce costs to mitigate the consequences of the anticipated distribution and supply price reductions. If Yorkshire Group is unable to offset the impact of the anticipated price reductions, there could be a material adverse effect on Yorkshire Group's results of operations, cash flows and financial condition.

Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I, Item I. "Business - The Electric Utility Industry in Great Britain - Regulation under the Electricity Act - Regulatory Developments - Review of Energy Sources for Power Generation; Review of Electricity Arrangements" for details of the programme to deliver and implement RETA.

On August 3, 1999, Ofgem set out detailed proposals for new wholesale electricity trading arrangements in England and Wales to replace the Pool. This document provided the basis upon which the programme could enter its implementation phase.

Yorkshire responded to this consultation on September 7, 1999, commenting that it was imperative that decisions are expedited to ensure individual market participants are given sufficient time to prepare appropriate internal processes and control systems in good time for the opening of the new market.

A joint consultation response was published by Ofgem and the UK government on October 21, 1999, in anticipation of legislation to establish the new electricity trading arrangements ("NETA"). This document included many of the original proposals and the full impact of these is currently being assessed by Yorkshire.

Reference is made to Form 10-K for the Fiscal Year ended
March 31, 1999, Part I, Item 1. "Business - The Electric
Utility Industry in Great Britain - Regulation under the
Electricity Act - Social Action Plan" and also to Form 10-Q for the quarter ended September 30, 1999, Part II, Item 5.
"Other Information" for details of Ofgem's proposals to strengthen its social action plans and Yorkshire's response to this consultation.

On October 5, 1999, Ofgem published a further consultation document on this issue: "Social Action Plan: A Framework Document". This document set out a framework for action by Ofgem, the industry and other interested parties to work to alleviate fuel poverty. The document proposed changes to PES Licences and also the licences of gas suppliers which would oblige all electricity and gas suppliers to offer payment methods that suited the needs of their customers and took special account of disadvantaged customers.


Responses to the consultation have been requested by November 15, 1999, and it is expected that the framework timetable will be finalised and published by Ofgem by the end of 1999.

In July 1999 the UK government published recommendations regarding future support and development of new and renewable energy. Consultation findings included:-

-	Any obligation to supply electricity from renewable
sources should rest with suppliers; and

-	Renewable energy should be exempt from the proposed
Climate Change Levy. VAT and other areas of taxation should not disadvantage development in this sphere.

There is no indication within the report of what action the UK government will take with regard to these findings.


Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I, Item 1. "Business - The Electric Utility Industry in Great Britain - Regulation under the Electricity Act - Licences - Modification to Licences" for details of "ring-fencing" PES Licence modifications proposed by the Regulator in February 1998. On September 17, 1999, these ring-fencing modifications took effect.

The September PES Licence amendments also included the change in Yorkshire's fiscal year end from March 31 to December 31.

On October 13, 1999, the UK government announced that it would legislate to give effect to its various proposals for the reform of the regulatory regimes for the electricity, gas, water and telecommunications sectors. The proposed legislation will include the following:-

- a new primary duty for regulators to exercise their functions in the manner best calculated to protect the interests of consumers, wherever possible and appropriate through promoting effective competition;

- a requirement for all regulators, in performing the new primary duty, to pay particular regard to the interests of low income consumers, the chronically sick, the disabled, pensioners and consumers in rural areas;

- a requirement for separate licensing of electricity supply and distribution, and the introduction of a bar on electricity supply and distribution licences being held by the same legal person (which effectively means that the electricity supply and distribution businesses of current PES's would be put into separate companies);

-  provisions to underpin NETA;

- the replacement of individual regulators by regulatory boards and a requirement for the regulators to give reasons for key decisions, to publish and consult on their forward work programmes and to establish a code of practice on their consultation and decision-making procedures;

- powers for all regulators to be able to impose monetary penalties on companies for past and ongoing breaches of licence conditions and other specified requirements;

- a duty on each of the regulators, in the exercise of their statutory functions, to have regard to guidance issued by UK government ministers on the social and environmental objectives relevant to their sector; and

- broad enabling powers for UK government ministers to make regulations to promote energy efficiency, and the generation of electricity from renewable sources.


Yorkshire is currently assessing the impact of these provisions on the Company.

Comments on these draft provisions have been invited by November 15, 1999.


LEGAL PROCEEDINGS


Reference is made to Form 10-K for the Fiscal Year ended March 31, 1999, Part I, Item 3. "Legal Proceedings" and to Form 10-Q for the quarter ended June 30, 1999, Part II, Item
5. "Other Information - Legal Proceedings" for details of ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS. Yorkshire made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount payable by Yorkshire in respect of its use of surplus is approximately (POUNDS) 38 million plus interest.

It is now expected that a judgement by the House of Lords on the NGC and National Power appeals may occur in 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit 27 - Financial Data Schedule.


(b)    Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YORKSHIRE POWER GROUP LIMITED


BY: /S/ Armando A. Pena

Armando A. Pena
Chief Financial Officer and Director