Form 10-K
period 1999-12-31
YORKSHIRE POWER GROUP LTD
filed 2000-03-24
CIK 1056090

====================================================

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)
( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OR

(x) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from April 1, 1999 to December 31, 1999

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

* Issued by Yorkshire Capital Trust I and guaranteed by Yorkshire Power Group Limited

Aggregate market value of voting and non-voting common equity held by non-affiliates: None

A description of the registrant's common stock follows:
                                	Description of 		    Shares Outstanding
Registrant                      	Common Stock           	   at January 31, 1999


Yorkshire Power Group        Par Value (POUNDS)1 Per Share         440,000,002
Limited


TABLE OF CONTENTS
							Page
PART I

Item 1   Business
Yorkshire Group and the US Parents			8
Yorkshire's Businesses					11
The Electric Utility Industry in
  Great Britain						23
UK Environmental Legislation				51
UK and EU Competition Law				52
Employees						52
Presentation of Certain Information and
  Exchange Rates					52
Item 2   Properties					52
Item 3   Legal Proceedings				53
Item 4   Submission of Matters to a Vote of
           Security Holders				55

PART II

Item 5   Market for Registrant's Common Equity and
           Related Stockholder Matters			56
Item 6   Selected Financial Data			56
Item 7   Management's Discussion and Analysis of Results
           of Operations and Financial Condition	63
Item 7A  Quantitative and Qualitative Disclosures About
           Market Risk					91
Item 8   Financial Statements and Supplementary Data	92
Item 9   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure	132

PART III

Item 10  Directors and Executive Officers of
           the Registrant				132
Item 11  Executive Compensation				134
Item 12  Security Ownership of Certain Beneficial Owners
           and Management				135
Item 13  Certain Relationships and Related Transactions	136

PART IV

Item 14  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K				137


Signatures						138

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

"CSW" means Central and South West Corporation

"DAMS" means Distribution Asset Management System

"Data Management Services" means the metering and data services in support of the electricity trading arrangements

"Designated Customer" means any residential customer or commercial customer using less than 12,000 kWh of electricity per year

"DTI" means the UK Department of Trade and Industry

"EC" means European Community, a previous name for the EU

"Economy 7" means electricity tariffs which apply to electricity that incorporates lower unit charges because it is used during the seven hours of the night

"EdF" means Electricite de France

"Electricity Act" means the Electricity Act 1989

"EMFs" means electromagnetic fields

"Energy Group" means The Energy Group plc

"EPSL" means Electricity Pension Services Ltd

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

"GWh" means gigawatt hours

"Ionica" means Ionica Group plc

"IT" means information technology

"km" means kilometers

"kV" means kilovolts

"kW" means kilowatts

"kWh" means kilowatt hours

"London Electricity" means London Electricity plc

"LV" means low voltage

"March 1998 Green Paper" means the UK Government's Green Paper of March 1998 entitled "A Fair Deal for Consumers: Modernizing the Framework for Utility Regulation"

"MW" means megawatt

"National Power" means National Power plc

"NCE" means New Century Energies, Inc.

"NETA" means the new electricity trading arrangements

"NFFO" means the Non-fossil fuel obligation - the obligation of the RECs to obtain a specified amount of generating capacity from non-fossil fuel sources

"NGC" means the National Grid Company plc, which is wholly-owned by NGG

"NGG" means the National Grid Group plc

"Non-Franchise Supply Customers" means electricity customers who within the most recent twelve month period have an average peak demand ("Peak Demand") in the three months of the highest maximum demand during such period above the Franchise Limit

"NSP" means Northern States Power Company

"OFFER" means the Office of Electricity Regulation, the body appointed by the Government of the UK to regulate the electricity industry in Great Britain. This body has now been replaced by Ofgem.

"OFGAS" means the Office of Gas Supply, the body appointed by the Government of the UK to regulate the gas industry in Great Britain. This body has now been replaced by Ofgem.

"Ofgem" means the Office of Gas and Electricity Markets, the body appointed by the UK government effective June 1999 to regulate the gas and electricity industries in Great Britain.

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

"SWALEC" means South Wales Electricity plc

"SWEB" means South Western Electricity plc

"Swing Contracts" means gas purchase contracts that contain options which enable the buyer to vary the volumes of gas taken under the contract from time to time (typically on a daily basis). The major obligation of the buyer is to purchase a specific minimum volume over the contract period.

"Transco"	means BG Transco plc

"Transition Period" means the nine-month period beginning April 1, 1999 and ending December 31, 1999

"UK" means the United Kingdom

"Unit" means kWh

"US" means the United States of America

"US GAAP" means Generally Accepted Accounting Principles in the US

"US Parents" means AEP and NCE

"YCL" means Yorkshire CoGen Limited

"Yorkshire" means Yorkshire Electricity Group plc and its subsidiaries

"Yorkshire Finance" means Yorkshire Power Finance Limited, a subsidiary of Yorkshire Power Group Limited

"Yorkshire Finance 2" means Yorkshire Power Finance 2 Limited, a subsidiary of Yorkshire Power Group Limited

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


YORKSHIRE FINANCE AND YORKSHIRE FINANCE 2

Yorkshire Finance and Yorkshire Finance 2 were incorporated under the laws of the Cayman Islands. Yorkshire Finance was incorporated in August 1997 and Yorkshire Finance 2 in January 2000. Both companies exist solely for the purpose of operating as financing vehicles for Yorkshire Group and its affiliates.


YORKSHIRE

Yorkshire is one of twelve RECs in England and Wales licensed to distribute and supply electricity. Yorkshire's two principal businesses are the "distribution business" and the "Supply business". Yorkshire's distribution business consists of the distribution of electricity to approximately two million residential, commercial, agricultural and industrial customers in the Authorized Area. The majority of the distribution business is a regulated monopoly. Yorkshire's Supply business consists of the purchase and supply of electricity and gas, primarily to customers within the Authorized Area, in the competitive market.


Yorkshire changed its fiscal year end from March 31 to December 31 beginning with the accounting period April 1, 1999 to December 31, 1999.


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


THE US PARENTS


AEP

AEP is an electric utility holding company registered under the 1935
Act. AEP owns all of the outstanding common stock of AEP Generating Company, Appalachian Power Company, Columbus Southern Power Company, Indiana Michigan Power Company, Kentucky Power Company, Kingsport Power Company, Ohio Power Company and Wheeling Power Company. These eight utility subsidiaries are engaged in the generation, purchase, transmission, distribution and sale of electricity to over 3 million retail customers in portions of the states of Indiana, Kentucky, Michigan, Ohio, Tennessee, Virginia and West Virginia. Certain other subsidiaries of AEP own and operate a 1,900 mile natural gas pipeline and related facilities in Louisiana. AEP also directly owns all the outstanding common stock of AEP Resources and, indirectly, of AEP Resources International Limited, whose primary businesses are the development of, and investment in, exempt wholesale generators, foreign utility companies, qualifying cogeneration facilities and other power projects. In the year ended December 31, 1999, AEP had consolidated operating revenues of $6.9 billion and had consolidated assets of approximately $21.5 billion.

On December 22, 1997, AEP and CSW, a Dallas, Texas based electric utility holding company that is registered under the 1935 Act, announced that their Boards of Directors had approved and signed a definitive merger agreement. CSW owns four electric operating subsidiaries serving 1.7 million customers in Texas, Oklahoma, Louisiana and Arkansas. CSW also owns SEEBOARD plc, a REC which serves the southeast of England ("SEEBOARD"). The Minister for Consumers and Corporate Affairs of DTI has announced that, consistent with the advice of the Director General of Fair Trading and the views of Ofgem, he has decided not to refer the AEP/CSW merger to the Competition Commission. In this connection, AEP, Yorkshire and SEEBOARD gave DTI certain assurances as to the future conduct of the businesses of Yorkshire and SEEBOARD. The AEP/CSW merger is conditional upon the approvals of various state and federal regulatory agencies. Assuming the receipt of all required approvals, the AEP/CSW merger is currently expected to be completed in the first half of 2000.


NCE

NCE is also an electric utility holding company registered under the 1935 Act. NCE owns all the outstanding common stock of Public Service Company of Colorado, Cheyenne Light, Fuel and Power Company and Southwestern Public Service Company, which serve approximately 1.6 million electric customers in portions of the states of Colorado, Texas, New Mexico, Wyoming, Oklahoma and Kansas and approximately 1.1 million retail gas customers in portions of the states of Colorado and Wyoming. These three electric and gas utility subsidiaries are principally engaged in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas. In the year ended December 31, 1999, NCE had consolidated operating revenues of $3.4 billion and had consolidated assets of approximately $8.3 billion.

On March 24, 1999, NCE and NSP entered into a definitive merger agreement which provides for a strategic business combination of NCE and NSP. NSP owns three utility companies which provide electricity to about
1.5 million customers in portions of Minnesota, Wisconsin, North Dakota, Michigan and South Dakota and transport and distribute natural gas to more than 500,000 customers in Minnesota, Wisconsin, North Dakota, Michigan and Arizona. Through its wholly-owned subsidiary NRG Energy, Inc., NSP owns various interests in a number of independent power projects and other businesses in the US and around the world, including projects in the UK, Australia, Germany and Latin America. The consummation of the NCE/NSP merger is subject to certain closing conditions and various regulatory approvals. The NCE/NSP merger is expected to be complete by mid-2000.


YORKSHIRE'S BUSINESSES


DISTRIBUTION BUSINESS

Yorkshire's distribution business consists of the ownership, management and operation of its electricity distribution network within the Authorized Area. The primary activity of the distribution business is the receipt of electricity from the Grid and the distribution of electricity to end users connected to Yorkshire's power lines. Because Yorkshire's distribution business is substantially a regulated monopoly, virtually all electricity supplied (whether by Yorkshire's electricity supply business or by other suppliers) to consumers in the Authorized Area is transported through its distribution network, thus providing Yorkshire with a stable distribution volume unaffected by customer choice of supplier. As a holder of a PES License, Yorkshire is subject to a revenue cap regulatory framework providing economic incentives to operate in a cost effective manner. See "The Electric Utility Industry in Great Britain".


Distribution Business Customers, Units Distributed, Revenues and Operating
Profit

The Authorized Area covers approximately 10,000 square km (3,860 square miles) from the Pennine uplands in the west, and the cities of Leeds, Bradford and Sheffield, to the City of Hull, the ports of the Humber estuary and the eastern coastline. It encompasses the counties of West Yorkshire, East Yorkshire and almost all of South Yorkshire, together with parts of North Yorkshire, Derbyshire, Nottinghamshire, Lincolnshire and Lancashire. The regional economy is diverse. The traditional heavy industries of iron and steel, coal mining, textiles and engineering continue to contribute to the regional economy, but their overall significance has declined, particularly in the last decade. During this period, other industries, such as chemicals and food and drink, have expanded, as have service sector activities such as finance, retailing and leisure. The region is well served by road and rail networks, has three regional airports, and the seaports of the Humber estuary provide access to European markets.


The following table sets out details of Yorkshire's distribution customers and the volume of electricity distributed, as well as distribution operating revenues and operating income at the dates and for the periods presented:

                              At December 31,  		At March 31,
				        1999         1999        1998
Number of customers connected
Residential			   1,922,091    1,955,110   1,930,719

Commercial			     116,432      126,768     126,812

Industrial			      19,319       21,034      21,455


Total				   2,057,842    2,102,912   2,078,986


   				 Transition Period     Fiscal Year
		                		    1999        1998
Electricity distributed (GWh)
Residential				5,254      7,351       7,149

Commercial				4,385      6,135       5,800

Industrial				6,927      9,629      10,484


Total				       16,566     23,115      23,433




				          (In Millions)

Distribution operating revenues   (POUNDS)238 (POUNDS)322  (POUNDS)309
Distribution operating income     (POUNDS)111 (POUNDS)153  (POUNDS)154

The amounts shown above for operating revenues and operating income have been taken from the consolidated financial statements.


Competition in the Distribution Business

Yorkshire has not experienced significant competition in its distribution business and believes that the cost of providing a duplicate distribution network connected to the Grid would be prohibitive. To the extent a customer may invest in its own on-site electric generating plants, however, such customers would no longer require distribution and related services from Yorkshire except for standby connection to the Grid. The distribution business is subject to marginal loss of income from related services, such as metering.

Since 1995 work to connect customers to the network has become contestable as customers are able to provide their own network connections by employing an approved contractor. Some work, such as design and energizing the connection has remained non-contestable and is still carried out by Yorkshire. Ofgem is looking for ways to increase competition in the provision of connections. Since 1995, in the Authorized Area, only one connection has been provided other than by Yorkshire.


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

The phase-in of competition in the electricity supply market was completed for all PESs in May 1999. The total cost for re-engineering and information technology work was (POUNDS)67 million. Of such amount, approximately (POUNDS)19 million was accounted for in Fiscal Year 1997, (POUNDS)31 million in Fiscal Year 1998, (POUNDS)16 million in Fiscal Year 1999, and (POUNDS)1 million in the Transition Period. Ofgem made proposals in October 1999 (which were accepted by Yorkshire) to allow Yorkshire recovery of (POUNDS)25 million over a five year period ending March 31, 2003. A further (POUNDS)7 million is expected to be recovered through Pool cost recovery and other national mechanisms and (POUNDS)8 million has been capitalized as such amount is expected to provide future benefits to the Supply business, with the balance of (POUNDS)27 million being expensed. Of the amount expensed, approximately (POUNDS)19 million was expensed in Fiscal Year 1997, (POUNDS)2 million was expensed in Fiscal Year 1998 and (POUNDS)5 million was expensed in Fiscal Year 1999. The remaining (POUNDS)1 million was expensed in the Transition Period. The Pool cost recovery mechanism referred to above pursuant to which (POUNDS)7 million is expected to be recovered will be terminated with the introduction of NETA. It is expected that the arrangements under NETA will allow the recovery of 1998 costs as planned.

OFFER also made proposals in October 1997 (which were accepted by Yorkshire) to provide an annual allowance of (POUNDS)3 million for the period 1998 through 2000 to cover related operating costs. This allowance has been retained for the period to 2004/05 under Ofgem's final distribution price control formula published in December 1999 and in addition the set-up cost allowance of (POUNDS)5 million per year has been extended for a further two years from 2002/03 to 2004/05. The December 1999 distribution price control final proposal divides the data management services allowance which covers both the set up and operating costs described above between the electricity supply and distribution businesses with two thirds of the allowance remaining in the distribution business. This reflects the transfer of meter reading and data collection activities to electricity supply.

For further details of the December 1999 final distribution price control proposal see Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory
Developments - Price Control Reviews".


Strategy for the Distribution Business

Yorkshire's distribution business strategy consists of maintaining a reliable and safe distribution system which meets customer expectations while maximizing its operating efficiencies and fulfilling its regulatory obligations.

To implement its strategy, Yorkshire is taking a number of steps.
Yorkshire intends to maintain a sufficient level of investment in the distribution system to ensure its continued reliability and safety. In the Transition Period Yorkshire invested (POUNDS)120 million in the distribution system, of which (POUNDS)86 million represented capital improvements in new substations, cables and overhead lines and (POUNDS)34 million represented expenditures related to the operation, repair and maintenance of the distribution system. Yorkshire's investment in DAMS has centralized information previously stored in over sixty computerized and paper-based systems into one integrated computerized system. The centralization of such information has improved both access to and quality of information which is vital to the operation and management of an efficient distribution system.

Yorkshire is also continuing to maintain and improve its responses to system faults. In the Transition Period Yorkshire restored services to 93.67% of all customers affected by faults within three hours and on average a Yorkshire customer was without power for only 41.36 minutes.


Distribution Facilities

Electricity is transported across the Grid at 400 kV or 275 kV to 20 grid supply points within Yorkshire's distribution network, where NGC transforms the voltage to 132 kV, 66 kV and 33 kV for entry into Yorkshire's distribution system.

At December 31, 1999, Yorkshire's distribution system consisted of:

					LV	  11kV	Above 11kV

Number of metered supplies	  2,056,144	 1,672        26
Total length of circuits	   30,250km    20,438km  4,973km
Percentage underground		      91.6%       52.0%	   30.4%

The primary distribution system consists of 20 grid supply points from the Grid, an additional 66 supply points and 360 primary substations. At December 31, 1999, the installed transformer capacity with a secondary voltage higher than 650 volts at these substations was 20,693,980 kVA. Remote control facilities enable the real time monitoring and operation of most of these larger substations from one central control room.

Yorkshire's distribution substations amount to 13,304 indoor substations, 2,423 outdoor substations and 16,709 pole mounted substations. At December 31, 1999, the installed transformer capacity with a secondary voltage less than 650 v was 9,482,501 kVA.


SUPPLY BUSINESS


Electricity Supply

Yorkshire's electricity supply business consists of selling electricity to customers, purchasing such electricity and arranging for its distribution to those customers. Under its PES License, Yorkshire had an exclusive right to supply electricity to Franchise Supply Customers between 1990 and 1998. The electricity supply business inside the Authorized Area is now fully open to competition.


Competition in the Electricity Supply Business

The electricity supply business was divided between Franchise Supply Customers within the Authorized Area, and Non-Franchise Supply Customers, inside and outside the Authorized Area. The Franchise Limit was lowered to 100 kW in April 1994 allowing competition in the supply of electricity for customers with maximum demands above the Franchise Limit while Franchise Supply Customers remained subject to price regulation. On September 14, 1998, phased competition was introduced to the domestic and small business electricity markets in the UK. This process was completed for all PES customers in May 1999. OFFER, however, introduced transitional price regulation for Designated Customers for an initial period of two years from April 1, 1998. The price controls required a change from April 1, 1999, of 3% below the level of inflation and an adjustment to allow for changes to the Fossil Fuel Levy. These requirements resulted in a reduction of 0.06% to prices for Designated Customers compared to prices in Fiscal Year 1999.

In December 1999, Ofgem issued final proposals on the supply price control review. These proposals contained a real price reduction in Yorkshire's standard domestic tariff of 3.6% from the year beginning April 1, 2000. This incorporated a reduction of 7.3% as a consequence of the distribution price control review. The proposal also provided for a nominal price freeze for the year beginning April 1, 2001. There can be no assurance that Yorkshire will be able to set prices to the maximum allowed by Ofgem and retain customers, due to competitive pressures. For further details of the December 1999 electricity supply price control review see
Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - Price Control Reviews".


Electricity Supply Risk Management

Yorkshire's current electricity supply risk management efforts are intended to approximately hedge the risks associated with the purchase and sale of electricity resulting from Pool price volatility. In the existing wholesale electricity market, virtually all electricity generated in England and Wales is sold by generators and bought by suppliers through the Pool. The most common contracts for electricity supply to business customers are for twelve-month terms and contain fixed rates. Similarly, domestic and small business tariffs contain fixed rates. Yorkshire is exposed to purchase price risk (the risk associated with fluctuations in the cost of purchased electricity relative to the price received from the electricity supply customer) to the extent that it has not hedged such risk. Yorkshire substantially hedges purchase price risk by employing a variety of risk management tools, including management of its electricity supply contract portfolio, hedging contracts and other means which mitigate the risk of Pool price volatility. Yorkshire employs risk management methods to maximize its return consistent with an acceptable level of risk. Under its current PES License, Yorkshire has a price cap on the prices it may charge its Designated Customers in the Authorized Area. From April 2000, the maximum price cap will apply only to domestic customers in the Authorized Area. Because the maximum price is fixed for these customers, Yorkshire is at risk from upward movements in purchase costs. This risk is mitigated by hedging purchase contracts, mainly through CFDs.
CFDs are contracts predominantly between generators and suppliers which fix the major elements of the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. Yorkshire's electricity supply demand for the Calendar Year 1999 was, and is expected to be in 2000, substantially hedged through various types of agreements, including CFDs.
Yorkshire's ability to manage its purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as CFDs. No assurance can be given that an adequate, transparent market for such products will in fact be available.
The current system of wholesale purchasing through the Pool is under review, and NETA is targeted to be in place by October 31, 2000. NETA will replace the Pool. NETA will require participants to submit half hourly forecasts of electricity supply and demand and endeavor to balance contract positions and metered volumes. There will be incentives, in the form of imbalance payments, for generators and suppliers to balance their supply/demand position. The precise nature of the incentives is currently being debated. Yorkshire is redefining current business operations in order to manage and exploit the new market by seeking to predict its customers' demand for electricity on a short-term basis as accurately as possible and to maximize the trading opportunities, while effectively managing the risks of imbalances. See Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - New Electricity Trading Arrangements".
On January 31, 2000, Ofgem issued final guidelines for its proposed license condition to prevent abuse of the wholesale electricity market by generators. The guidelines have been amended following a period of consultation with the industry and other interested parties.

The seven generators who will initially be covered by the license condition were chosen on the basis of their share of total output and their ability to set prices in the Pool. The generators are National Power, PowerGen, TXU Europe, Edison Mission Energy, British Energy, Magnox and AES.

The guidelines set out examples of abusive and non-abusive behavior and procedures Ofgem will follow when investigating possible market abuse. The proposed market abuse condition prohibits action that would materially prejudice the efficient balancing of the transmission system, limiting generation or capacity in such a way as to increase wholesale prices and unduly discriminatory pricing policies.

British Energy, National Power and PowerGen have rejected the good market behavior license clauses proposed by Ofgem and they are now likely to be referred to the Competition Commission.


Gas: Sourcing and Supply

Recognizing the long-term opportunities in the competitive gas supply market, in April 1994, Yorkshire acquired a 6.97% equity stake in the Armada off-shore gas-condensate field (the "Armada Field") for approximately (POUNDS)27.8 million. As of December 31, 1999, the Armada Field, which has a productive life of approximately 10 years, had initial proven resources of approximately 1.2 trillion cubic feet (84 billion cubic feet net to Yorkshire) of gas and 64 million barrels of oil and oil equivalents (4.4 million barrels net to Yorkshire). Delivery of such gas from the Armada Field began in October 1997. The initial development costs associated with the Armada Field have been lower than originally anticipated. The reduction of bottle-necks has allowed the field to increase rates of production substantially. As of December 31, 1999, Yorkshire had invested (POUNDS)60 million in the Armada Field including the initial acquisition costs. The net book value of the investment at December 31, 1999 was (POUNDS)45 million.

Yorkshire markets gas to all sectors of the gas market which has been totally open to competition since May 1998. By December 31, 1999, Yorkshire had entered into contracts and supplied gas to more than 315,000 residential customers. Gas is sourced from Yorkshire's interest in the Armada Field, a purchase agreement with a major gas supplier designed to meet the majority of the requirements of Yorkshire's residential gas market, Swing Contracts and purchases on the spot market which are designed to give Yorkshire a balanced gas purchase portfolio. Yorkshire utilizes risk management methods, in relation to gas purchasing and supply, including storage and an interruptible customer portfolio, which are designed to maximize its return consistent with an acceptable level of risk. A system to evaluate and enable effective management of risk in gas trading was installed at the beginning of Calendar Year 1999. The system enables greater control of all transactions including daily evaluation of key parameters such as value at risk and profit and loss positions for each business unit of Yorkshire. Sale and purchase confirmations, invoicing and credit checking are also carried out or facilitated by this system.


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

To implement its strategy, Yorkshire is taking a number of steps.
Yorkshire is endeavoring to retain its existing Supply customers in the Authorized Area by purchasing electricity at competitive rates from power generators in the UK and providing high quality customer service. In doing so, in the Transition Period, Yorkshire maintained a significant portion of its existing business. Yorkshire is also applying this strategy to Supply customers outside the Authorized Area.

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

Yorkshire has carried out research with existing and potential customers, asking what is the ideal behavior of an energy supplier. These brand values have been confirmed for the competitive marketplace and have been communicated throughout Supply through the 'Mission Possible' initiative, a communication program which helps to ensure that all staff who deal with customers are aware of, and contribute fully to, Yorkshire's mission of delivering customer service excellence.


Results of the Supply Business

The following table sets forth the volume of electricity sold, by greater than 100kW supply customers and less than 100kW supply customers, as well as electricity and gas supply operating revenues and operating income:

				Transition 	Fiscal Year
				  Period
						1999       1998
Volume (GWh):
>100kW supply customers		   8,647       10,732      9,747

<100kW supply customers (Franchise
up to 1998)                        7,981       10,944     10,489

Total                             16,628       21,676     20,236


				   	(In Millions)

Supply operating revenues    (POUNDS)997(POUNDS)1,346(POUNDS)1,222

Supply operating income       (POUNDS)39   (POUNDS)69   (POUNDS)33


The amounts shown above for operating revenues and operating income have been taken from the consolidated financial statements. The basis of segment reporting was changed during the Transition Period and the financial statements for Fiscal Years 1999 and 1998 have been restated on this basis.


BUSINESS STREAMLINING

Yorkshire plans to streamline its distribution and Supply workforces and has announced a reduction of approximately 350 positions during 2000 and a further 75 positions from the distribution business in 2001. Yorkshire is consulting fully with the trades unions on the extent of the changes and hopes to achieve the redundancies through a voluntary program. A provision of approximately (POUNDS)7 million has been recorded in January 2000 to reflect the cost of the 350 reductions in 2000.

Such streamlining is part of the overall program of reducing controllable costs in response both to Ofgem's final distribution and electricity supply price control reviews and to increasing competition in the Supply business.

For further details of both price control reviews and also of the controllable cost reduction program see Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - Price Control Reviews".


BUSINESS SEPARATION

During 1998 and 1999 Yorkshire has implemented a planned business restructuring intended to enable it to meet increased competition and react to potential regulatory developments in the energy markets in the UK. The restructuring has resulted in the distribution and Supply businesses of Yorkshire becoming more self-sufficient (sharing common services where it is effective and efficient to do so) and in a significant down-sizing of the corporate center.

On May 13, 1998, OFFER issued a consultation paper on the separation of the distribution and electricity supply businesses of PESs. Since that date, there have been a number of further Ofgem consultations on this issue to which Yorkshire has responded.

The Utilities Bill, published in January 2000, includes a requirement for separate licensing of electricity supply and distribution and the introduction of a ban on electricity supply and distribution licenses being held by the same legal entity (which effectively means that the electricity supply and distribution businesses of PESs would have to be held by separate companies).

In October 1999, Ofgem addressed business separation costs in its proposals on the distribution price control review. This document included an allowance for separation costs of (POUNDS)7.5 million for each REC's distribution business over the next 5 years. Ofgem also proposed that electricity supply would receive an allowance of (POUNDS)200,000 per year for the next two years for separation costs. Although this was in addition to the distribution allowance, commercial pressures in the competitive electricity supply market may limit the ability to actually recover these allowed amounts.

In November 1999 Yorkshire submitted a business separation compliance plan to Ofgem. The compliance plan includes the actions Yorkshire will need to undertake in order to implement business separation, including the appointment of a compliance officer (as required by the new condition 12A of the PES License), a review of governance and management issues and the separate branding of the electricity supply and distribution businesses. It is also proposed to develop internal service level agreements for remaining common services, including IT systems.

As part of their proposals for business separation, Ofgem have issued a proposed modification to condition 12 of the PES License: "Restriction on Use of Certain Information and Independence of the Distribution Business". Under this proposed condition any information relating to or deriving from the management or operation of the distribution business shall be treated as confidential. The condition requires that confidential information is protected by the full operational separation of electricity supply and distribution businesses.

It is expected that Ofgem will issue a direction against its separation requirements on the basis of the compliance plan. There does, however, remain a risk that Ofgem may extend the scope of the separation requirements based on a stricter interpretation of condition 12. This would lead to increased costs.

On December 20, 1999, Yorkshire accepted the fundamental principles of the business separation proposals on the basis of the proposed modification of condition 12 and the acceptance of the compliance plan submitted by Yorkshire to Ofgem without significant changes. Yorkshire intends to manage costs within the Ofgem allowance.

On December 22, 1999, Yorkshire agreed to give assurances to Ofgem that full operational separation would be undertaken in the event of a merger between Yorkshire and SEEBOARD. The cost allowance for business separation would not include any costs arising under such assurances.

The compliance plan does not include actions to conform with the published requirements of the Utilities Bill. The Utilities Bill will impose additional obligations in terms of the legal separation of REC electricity distribution and supply businesses. For further details of the Utilities Bill see Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - Review of the Regulatory Framework: The Utilities Bill".

In February 2000 Ofgem issued a draft proposed new PES License condition 12B "Restriction on use of certain information relating to the Supply Business" and further drafts of condition 12 and condition 12A. The implementation date for these proposed modifications is April 1, 2000. The new condition 12B is intended to provide protection to electricity suppliers who take meter reading and data services from other supply businesses until competition in these businesses is sufficiently developed. Ofgem view the need for the proposed condition 12B as a temporary measure which would fall away by April 2001 at the latest. Yorkshire is seeking to confirm with Ofgem that these proposed PES License modifications would not add additional business separation requirements to those agreed in December 1999.


THE ELECTRIC UTILITY INDUSTRY IN GREAT BRITAIN


SUMMARY

The electric utility industry in England and Wales is divided into various functions, with different companies participating in the respective functions. There has, however, been a recent shift towards more vertically integrated companies which are similar to traditional US utilities which generally participate in electricity generation, distribution and supply.


INDUSTRY STRUCTURE

Great Britain has two separate but connected electricity markets, each with a different commercial framework. Both markets are subject to a licensing regime which exists for the electric industry both in England and Wales as well as in Scotland.

In England and Wales a significant amount of generating capacity is owned by three generators: National Power, PowerGen and Nuclear Electric plc, a subsidiary of British Energy. Competition in generation has increased over the last decade as RECs and other new entrant generators have constructed new plants and as imports through the interconnections with Scotland and France have grown. In addition, pursuant to undertakings given to OFFER, National Power and PowerGen have disposed of an aggregate of 17,129 MW of generating capacity as both companies seek electricity supply acquisitions. In England and Wales electricity is transmitted through the Grid by NGC and distributed by the twelve RECs in their respective authorized areas. The opening of the electricity supply market to full competition, which was completed in May 1999, now means that customers are free to choose their electricity supplier.

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

The interconnection between the two transmission systems, owned by Scottish Power and NGC, is capable of transferring electricity between Scotland and England. There is also an interconnection with France, owned by NGC and EdF, through which electricity can be transferred between France and England and Wales.

Virtually all electricity generated in England and Wales is currently sold by generators and bought by suppliers through the Pool. A generator which is also a licensed supplier must nevertheless sell all the electricity it generates into the Pool and purchase all the electricity which it supplies from the Pool. Because Pool prices fluctuate, generators and suppliers may enter into bilateral arrangements, such as CFDs, to provide a degree of protection against such fluctuations.

There is no equivalent to the Pool in Scotland, but Scottish Power and Scottish and Southern are obligated by their licenses to offer electricity for sale to second-tier suppliers. They are also required to provide access to their transmission and distribution systems on a non-discriminatory basis to competing suppliers and generators.

The current system of wholesale purchasing of electricity through the Pool is under review, and a new system of trading arrangements, known as NETA, is targeted to be in place by October 31, 2000. For further details of this review of trading arrangements see Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - New Electricity Trading Arrangements".

Industry combinations involving (i) Southern Electric plc and Scottish and Southern, (ii) PowerGen and East Midlands Electricity plc (iii) National Power and the supply business of Midlands Electricity plc, (iv) EdF and London Electricity, (v) London Electricity and the electricity supply business of SWEB, and (vi) British Energy and the electricity and gas supply business of SWALEC, have raised a number of regulatory and competitive issues in the UK electric utilities industry. National Power's acquisition of the supply business of Midlands Electricity plc resulted in the first separation of a REC's distribution and electricity supply businesses and the introduction of specific license conditions to provide a framework for such separation.

On December 14, 1999, TXU Europe, the parent company of Eastern Electricity, and London Electricity, a subsidiary of EdF, announced their proposal to establish a joint venture company to maintain and operate the two companies' distribution networks. The ownership of the assets will remain separate and the responsibility of the two parent distribution companies. The two companies also propose that licenses continue to be held separately with their supply businesses continuing to operate separately as competitors. The parent companies anticipate that the new joint venture company will seek to obtain contracts for the provision of network services to other utility network asset owners in the gas, electricity and water industries.

On November 17, 1999, National Power announced proposals to restructure into two separate corporate entities: an integrated UK energy business ("npower") and an international power business ("International Power"). The restructuring is scheduled to take place during its next fiscal year. National Power has also recently disposed of a substantial amount of generating capacity.

The consummation of these combinations and the resolution of the attendant regulatory and competitive issues may change the conduct of Yorkshire's business in the future. The nature and magnitude of any such change cannot be determined at this time.

In response to competitive and regulatory changes, Yorkshire may, from time to time, consider various strategic initiatives. These may include combinations with other entities, internal restructuring and dispositions of assets or businesses or portions thereof. No assurance can be given as to whether any such initiative will be pursued or will occur or as to the ultimate effect of any such initiatives on the financial condition or competitive position of Yorkshire.


INDUSTRY BACKGROUND


DISTRIBUTION OF ELECTRICITY


Accessibility Requirements

Each of the RECs is required to offer terms for connection to its distribution system to any person, for use of its distribution system to any authorized electricity operator and for the provision of supplemental and backup supplies to any person. In providing use of its distribution system, a REC must not discriminate between its own electricity supply business and that of any other authorized electricity operator, or between those of other authorized electricity operators; nor may its charges differ except where justified by differences in cost. Similar principles apply to the provision of supplemental and backup supplies of electricity, and in the carrying out of connection works. Disputes over the terms of offers may be determined by Ofgem.


Distribution Price Regulation: Background

Revenue from the distribution business is controlled by a formula principally based on P x (1+(RPI-Xd)) where Xd is currently 3% (the "Distribution Price Control Formula"). P is the previous year's maximum average price per unit of electricity distributed. Because the maximum average price in any year is therefore based in part on the maximum average price in the preceding year, a price reduction in any given year has an ongoing effect on the maximum average price for all subsequent years. The Retail Price Index ("RPI") is a measure of inflation, and equals the percentage change in the UK RPI between the six month period July to December of the two previous years. Because RPI is based on a weighted average of the prices of goods and services purchased by a typical household, which bear little resemblance to the inputs contributing to a RECs business costs, the RPI calculation may not accurately reflect the price changes affecting RECs. The Xd factor is established by Ofgem following review. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a REC is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the REC for the relevant year.

The previous distribution price control review was conducted in July
1995. As a result of this review regulated distribution prices for the four year period ending on March 31, 2000, required an overall real reduction in regulated distribution prices for Fiscal Year 1997 of between 10% and 13% (13% for Yorkshire) from the previous year, and resetting the Xd factor for the remaining three year period ending on March 31, 2000 to subtract 3% from RPI in each such year.


In setting the distribution charges each year, each REC must project the permitted maximum average charge per unit to be distributed in that year. The projection will have to take account of forecasts of units distributed, distribution line losses, the actual change in RPI and NGC exit charges. Failure to forecast accurately may result in overcharging or undercharging, which is taken into account in the following year through a correction factor in the Distribution Price Control Formula. If a REC has overcharged in a given year, the maximum average charge per unit distributed in the following year is reduced by an amount to reflect the excess income received, to which is added interest. In the event of undercharging, the Distribution Price Control Formula allows the licensee to recover the shortfall in income plus interest.

In certain instances, however, overcharging or undercharging by a REC above specific percentage thresholds may result in adjustments by Ofgem. If, in any year, the average charge per unit distributed exceeds the permitted maximum average charge per unit distributed by more than 3%, then, in the next following year, the REC may not increase distribution charges unless it has satisfied Ofgem that the average charge per unit in that next following year is not likely to exceed the permitted maximum average charge. If, with respect to any two successive years, the sum of the amounts by which the average charge per unit distributed has exceeded the permitted maximum average charge per unit distributed in the second of those years is more than 4% of that permitted maximum average charge, then, in the next following year, the REC may be required by Ofgem to adjust its charges so that they fall within the maximum permitted average charge. If, with respect to two successive years, the licensee undercharges by more than 10% of the maximum average charge, Ofgem may, by directions to the licensee, limit the amount by which such undercharging may be recovered.

Since April 1995, the Distribution Price Control Formula has been notionally divided into metering and non-metering components, with the metering component equal to about 10% of each REC's allowed distribution revenue. However, OFFER indicated when making the proposals for this split in the 1995 price control that there should be no presumption that this sum would be assigned to a metering business.

Meter provision and meter operation activities relating to network connections, which will be competitive from April 1, 2000, are nevertheless subject to the Distribution Price Control Formula. Ofgem initially indicated that it would review price control provisions if a PES distribution business lost a significant volume of meter related work to the competitive market. Ofgem have now included a term in the Distribution Price Control Formula which would reduce the allowed maximum charge per unit of electricity distributed in respect of cash cost reductions (excluding costs of a non-recurring nature) resulting from the provision of these metering services by third parties. Competitive market pricing already exists for operations related to the metering of network connections to half-hourly metered customers.

Connection charges are levied when a customer first connects to a REC's distribution system or makes a material change in electricity supply requirements. These charges are excluded from the Distribution Price Control Formula. In the August 1994 distribution review, OFFER introduced the concept of competition in providing connections to new customers and limited the extent to which, and the circumstances in which, customers wishing to be connected would be required to pay for the costs of reinforcement of the distribution system.


Distribution Price Regulation from April 1, 2000

In early December 1999, Ofgem issued final proposals in its review of the Distribution Price Control Formula. These proposals were in line with those published in October 1999, and are to be effective for the five year period beginning April 1, 2000. The proposals included a 15% reduction in allowed revenue for Yorkshire and a further 8% transfer of costs to Yorkshire's electricity supply business. Ofgem proposed that the X factor would continue to be 3%. The overall reduction in distribution revenues for Yorkshire would be 23%. Also included in the proposals was the allowance for separation costs previously discussed under Part I, Item 1. "Yorkshire's Businesses - Business Separation".

If accepted, these proposals would apply from April 1, 2000.  On
December 20, 1999, Yorkshire indicated its intention to accept these proposals.

For further details of the distribution price control review proposals see Part I, Item 1. "Yorkshire's Businesses - Distribution Business - Data Management Services" and "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - Price Control Reviews".


Metering & Data Services

	The December 1999 final proposals for amendments to the distribution price control, if implemented, will result in a number of changes in respect of metering and data services. These include the transfer of meter reading, data aggregation and data processing activities from distribution to electricity supply from April 1, 2000 onwards. The costs for these services are included in the 8% transfer of costs from distribution to electricity supply.


SUPPLY OF ELECTRICITY


Licensed Suppliers

Subject to minor exemptions, all electricity customers in Great Britain must be supplied by a licensed supplier. Licensed suppliers purchase electricity and make open access use of the transmission and distribution networks to deliver electricity to customers' premises.

There are currently two types of licensed suppliers: public electricity
(or first-tier) suppliers, also known as PESs, and second-tier suppliers. PESs include the RECs in England and Wales, Scottish Power and Scottish and Southern. Second-tier suppliers include National Power, PowerGen, Nuclear Electric, Scottish Power, Scottish and Southern and other PESs (including RECs supplying outside their Authorized Areas) and a number of independent second-tier suppliers.

Second-tier suppliers have license conditions restricting their supply to certain premises. This mechanism provided for the enforcement of the PES Franchise and the phased opening of the electricity supply market to full competition.


Electricity Supply Price Regulation: Background

Between 1990 and 1998 the supply of electricity to supply customers of PESs was subject to "pass-through" price control. The maximum average charge per unit of electricity supplied (in pence per kilowatt hour) was controlled by a formula principally based upon (P x (1 + (RPI-Xs)) + Y) (the "Supply Price Control Formula"). The initial value of Xs was set at 0 for all the RECs on March 31, 1990. The Supply Price Control Formula was reviewed by OFFER with effect from April 1, 1994, when the Xs factor was set at 2% for all the RECs. This applied until March 31, 1998. P was the previous year's maximum average price per unit of electricity supplied (in pence per kilowatt hour) that related to the REC electricity supply business's own costs and margin. RPI was a measure of inflation, equaling the percentage change in the UK Retail Price Index between the six month period July to December of the two previous years. Because RPI is based on a weighted average of the prices of goods and services purchased by a typical household, which bear little resemblance to the inputs contributing to each REC's business costs, the RPI calculation may not accurately reflect the price changes affecting each REC. The Y factor was a pass-through of certain costs which are either largely outside the management control of the REC or have been regulated elsewhere. The Y factor thus covered the REC's electricity purchase costs, including both direct Pool purchase costs and costs of hedging, transmission charges made by NGC, REC distribution charges and the Fossil Fuel Levy (described below) or amounts equivalent thereto in respect of the purchase of non-leviable electricity which were attributable to Franchise Supply Customers. The Supply Price Control Formula was therefore designed to focus downward pressure on costs and working capital, which are viewed as being within suppliers' direct control.

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

The current supply price control, which was implemented on April 1, 1998, and is effective until March 31, 2000, takes the form of a series of price caps on the tariffs applicable to Designated Customers in the Authorized Area. These controls also required an additional 3% below inflation reduction which became effective on April 1, 1999. The automatic pass-through of costs previously passed through to residential and business customers below 100kW, consisting primarily of purchased power costs and the correction factor, which annually adjusted prices for any imbalance between forecast and actual costs, were both discontinued from April 1, 1998. From April 1, 2000, electricity priced within the allowed level will need to be secured and purchase price risk managed accordingly. If costs turn out significantly below the level allowed by the new price control, Ofgem may take steps to ensure that tariffs are reduced. Price caps for Fiscal Year 1999 took account of the residual correction factor from Fiscal Year 1998.


Electricity Supply Price Regulation From April 1, 2000

In early December 1999, Ofgem issued final proposals for a form of transitional price regulation for electricity supply businesses for an additional two years. Such proposals would result in a real price reduction in Yorkshire's standard domestic tariff of 3.6% for the year beginning April 1, 2000. This incorporated a 7.3% distribution price reduction as a result of the distribution price control review. The proposal also provided for a nominal price freeze for the year beginning April 1, 2001.

Yorkshire believes that competitive pressures in the market may require it to charge supply prices which are lower than the maximum prices established by Ofgem. If Yorkshire charges such lower prices, the result will be a further reduction in supply revenues beyond that mandated by Ofgem. Yorkshire's supply business is under competitive and regulatory pressure to lower supply prices for classes of customers other than those subject to Ofgem's final supply price proposals.

On December 20, 1999, Yorkshire indicated its intention to accept these proposals.

For further details of the electricity supply price control review proposals see Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - Price Control Reviews".


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

	On November 30, 1998, OFFER published a framework document describing the delivery and implementation of revised electricity trading arrangements based upon market trading arrangements in commodities markets elsewhere.
The arrangements are designed to better facilitate the development of competition, to ensure maximum transparency and to give all interested parties the opportunity to participate in the process.

	NETA encompasses the design and development of the forward and futures market, the power exchange, the balancing mechanism and the associated settlement process required to support these markets. These new wholesale electricity trading arrangements in England and Wales will replace the Pool.

	It is expected that NETA will be implemented by October 31, 2000. See
Part I, Item 1. "The Electric Utility Industry in Great Britain -
Regulation Under the Electricity Act - Regulatory Developments - New Electricity Trading Arrangements" for further details relating to NETA.


Fossil Fuel Levy

All the RECs are obliged to obtain a specified amount of generating capacity from Non Fossil Fuel generators (the "NFFO"). Because electricity generated from non-fossil fuel plants is generally more expensive than electricity produced from fossil fuel plants, the Fossil Fuel Levy has been instituted. Ofgem sets the rate of the Fossil Fuel Levy annually and collects and redistributes the revenues from it. The current Fossil Fuel Levy is 0.3% of the value of sales of electricity made in England and Wales and will be 0.8% of the value of sales of electricity made in Scotland as from April 1, 2000.


Climate Change Levy

In March 1999, the UK government announced the introduction of a levy on the business use of energy, designed to encourage energy efficiency, which will be introduced from April 2001.

	In November 1999, the UK government announced amendments to the proposed climate change levy. Such amendments included:

- lowering the overall size of the levy from (POUNDS)1.75 billion to (POUNDS)1 billion by reducing the planned levy rates;

- offering an 80% discount to energy-intensive sectors that agree to deliver energy efficiency schemes in line with UK government targets - the upper limit for discounts had previously been 50%;

- exempting electricity generated from "new" forms of renewable energy from the levy, along with "good quality" combined heat and power plants.

	The UK government no longer claims that the tax will be revenue neutral, stating instead that it will only be revenue neutral for the private sector. It also reiterated the commitment that the climate change levy is not a revenue-raising exercise, as there will be no net financial gain for the public finances.

	In December 1999 the UK government published draft legislative clauses relating to collection of the levy. As currently drafted, the legislation describes a complex collection process with severe penalties for non-compliance.

	The issue for Yorkshire is the implementation costs of the levy. At the present time it is not possible to quantify the potential cost to Yorkshire.


REGULATION UNDER THE ELECTRICITY ACT

The Regulator

The principal legislation governing the structure and regulation of the electricity industry in Great Britain is the Electricity Act. This Act created the institutional framework under which the industry is currently regulated, including the post of the Director General (the "Regulator"), who is appointed by the Secretary of State. The Regulator and his staff were collectively known as OFFER. OFFER has now been replaced by Ofgem.

The Regulator's functions under the Electricity Act include granting licenses to generate, transmit or supply electricity (a function which he exercises under a general authority from the Secretary of State); proposing modifications to licenses and, in the case of non-acceptance of such proposals by licensees, making license modification references to the Competition Commission; enforcing compliance with license conditions; advising the Secretary of State in respect of the setting of each NFFO round; calculating the Fossil Fuel Levy rate and collecting the levy; determining certain disputes between electricity licensees and customers; and setting standards of performance for electricity licensees. The term "supply" as used in the context of the Electricity Act and the PES License covers both distribution and electricity supply activities.

The Regulator exercises, concurrently with the Director General of Fair Trading, certain functions relating to monopoly situations and also to courses of conduct which have, or are intended or likely to have, the effect of restricting, distorting or preventing competition in the generation, transmission or supply of electricity under the Competition Act (See "UK and EU Competition Law").

The Electricity Act requires the Regulator and the Secretary of State to exercise their functions in the manner each considers is best calculated to ensure that all reasonable demands for electricity are satisfied, secure that license holders are able to finance their licensed activities and promote competition in the generation and supply of electricity.

Subject to these duties, the Secretary of State and the Regulator are required to exercise their functions in the manner which each considers is best calculated: to protect the interests of consumers of electricity supplied by licensed suppliers in respect of price, continuity of electricity supply and the quality of electricity supply services; to promote efficiency and economy on the part of licensed electricity suppliers and the efficient use of electricity supplied to consumers; to promote research and development by persons authorized by license to generate, transmit or supply electricity; to protect the public from the dangers arising from the generation, transmission or supply of electricity; and to secure the establishment and maintenance of machinery for promoting the health and safety of workers in the electricity industry. The Secretary of State and the Regulator also have a duty to take into account the effect on the physical environment of activities connected with the generation, transmission or supply of electricity.

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

	On November 1, 1998, Callum McCarthy became Director General of Gas Supply and on January 1, 1999, he also became the Director General of Electricity Supply. Mr McCarthy's appointment was subject to legislation to amalgamate the regulatory regime for gas and electricity. In addition, in June 1999, the UK government announced that the new name for the combined Office of Electricity Regulation and Office of Gas Supply would be the Office of Gas and Electricity Markets ("Ofgem").

	In January 2000 the UK government published a Utilities Bill. This legislation, if enacted, would amend some of the fundamental characteristics of the current system of regulation. For further details of this proposed legislation see Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - Review of the Regulatory Framework: The Utilities Bill".


Regulatory Developments

Separation of Distribution and Electricity Supply

For details of the separation of distribution and electricity supply see Part I, Item 1. "Yorkshire's Businesses - Business Separation" and "The Electric Utility Industry in Great Britain - Regulatory Developments - Review of the Regulatory Framework: The Utilities Bill".


Price Control Reviews

Ofgem has undertaken a review of distribution prices in anticipation of establishing revised distribution price controls to apply from April 1, 2000. On October 8, 1999, Ofgem proposed a 15% reduction in allowed revenue for Yorkshire and a further 8% transfer of costs to Yorkshire's electricity supply business. Ofgem proposed that the X factor would continue to be 3%. The overall reduction in Yorkshire's distribution revenues would be 23% based on these updated proposals.

Ofgem's October 8, 1999 document also released further details on business separation, including the allowance for separation costs previously discussed under Part I, Item 1. "Yorkshire's Businesses - Business Separation".

On October 8, 1999, Ofgem also issued draft electricity supply price proposals. Key features of the proposals were :

-	Retention of a supply price cap on standard domestic and Economy 7 tariffs which would apply for a further two years from April 2000 until March 2002. Ofgem proposed that the cap would not apply to small industrial and commercial customers or domestic customers supplied on other tariffs where the market was sufficiently competitive.

-	A reduction in the price cap for domestic electricity prices which would lead to an average fall in Great Britain of 9.9% for customers on standard domestic tariffs and 6.4% for those on Economy 7 tariffs.

-	An expectation that PESs would reduce prices below the proposed price caps if generation prices were to fall as expected after the introduction of NETA.

If adopted, these proposals would have meant that in the year commencing April 2000 and ending in March 2001 the real price reduction for Yorkshire's electricity supply business would have been 10.7% (of which 7.3% was due to lower distribution charges arising from the distribution price control review) on the standard domestic tariff. The proposed price reduction for customers on the Economy 7 tariff would not have had a significant impact on Yorkshire. For the year commencing April 2001 and ending in March 2002 there was a proposed nominal price freeze. The proposed reductions to the standard domestic and Economy 7 tariffs would put pressure on PESs either to pass similar reductions to direct debit and prompt payment customers or to reduce the discounts given to those customers. The former would result in a loss of revenue while the latter may result in a loss of customers.

In December 1999, Ofgem issued its final proposals in both the distribution and supply price control reviews. The final distribution price control proposals with respect to Yorkshire are substantially the same as Ofgem's October 1999 proposals. The final supply price control proposals differ principally from Ofgem's prior proposals in that the real price reduction in Yorkshire's standard domestic tariff will be 3.6% from the year beginning April 1, 2000. This reduction incorporates the 7.3% reduction arising from the distribution price control review. There will be no real price reduction in Yorkshire's Economy 7 tariff and there will also be a nominal price freeze for the year beginning April 1, 2001.

While these final proposals somewhat mitigate the electricity supply revenue reductions previously proposed by Ofgem, they still result in a significant decline in allowed revenues for Yorkshire.

On December 20, 1999, Yorkshire indicated to Ofgem its intention to accept the final proposals.

Yorkshire believes that competitive pressures in the electricity market may require it to charge supply prices which are lower than the maximum prices established by Ofgem. If Yorkshire charges such lower prices, the result will be a further reduction in supply revenues beyond that mandated by Ofgem. Yorkshire's supply business is under competitive and regulatory pressure to lower supply prices for classes of customers other than those subject to Ofgem's final supply price proposals.

In response to Ofgem's final proposals and increasing competition, Yorkshire has adopted an aggressive program of reducing controllable costs. Significant features of this program include reductions in capital expenditure, staff reductions, outsourcing of certain functions and consolidation of facilities. Yorkshire intends to aggressively pursue this cost reduction program and is evaluating additional cost reduction measures to further mitigate the effects of Ofgem's final proposals and increasing competition in the electricity supply business. Yorkshire Group expects that the net result of Ofgem's electricity supply and distribution price reductions and competitive demands in the Supply business and Yorkshire's mitigation efforts will be a decline in Yorkshire Group's results of operations and a reduction in its cash flows which, in each case, may be significant. For further details of this cost reduction program see Part I, Item 1. "Yorkshire's Businesses - Business Streamlining."


Information & Incentives Program

	The December 1999 distribution price control review proposals set out Ofgem's intention to commence an ongoing program on information and incentives.

	The objective for this program is to try to address some of the weaknesses which Ofgem believes have been associated with the existing framework of price regulation:

- to reduce the emphasis on periodic negotiation with Ofgem;
- to give clearer incentives in respect of quality of supply; and
- to improve the incentive to achieve efficiency savings in both operating costs and capital costs.


To achieve the objectives the program has three major workstreams:

1. To review the information provided to Ofgem on an annual basis and to standardize across all companies.

2. To introduce incentives for quality of supply. These could have a financial impact on each PES of plus or minus 2% of price control revenue in each year from April 2002.

3. To develop a broader suite of performance incentives (or yardsticks) for implementation at the start of the next review period in 2005.

Ofgem has stated in both the December 1999 distribution price control proposals and in the December 1999 consultation on the information and incentives program that (i) it is not intended that this program will result in a change to the PES's risk profile and hence its cost of capital; and (ii) where particular targets for quality of electricity supply have been established as part of the distribution price control review, it is expected that broadly consistent targets will be reflected in the additional mechanisms for the duration of the next distribution price control period.


Standard Conditions for Electricity and Gas Licenses

On November 23, 1999, Ofgem issued proposals for changes to electricity and gas licenses. Included in the proposals were the separation of licenses for electricity supply and distribution businesses and the alignment of the standard conditions of gas and electricity licenses.
These proposals have been made in preparation for the implementation of the Utilities Bill. The major points of this consultation include:

- the introduction of a new license for distribution businesses;

- a single type of electricity supply license replacing the existing public electricity supply and second tier supply licenses; and

- standard conditions for each type of electricity license, mirroring gas licenses.

- The proposals also request views on:

- the obligations that should be required in the new electricity distribution and electricity supply licenses;

- which obligations should be standard conditions and which should be special; and

- the alignment of gas and electricity provisions.

Comments or views are being sought from the industry and other interested parties before Ofgem advises the government on what might be appropriate for each type of license.

On February 7, 2000, Ofgem issued a further draft of standard license conditions for consultation. Yorkshire's management are currently assessing the impact of this consultation before providing a response.

The scheduled date for implementation of the standard license conditions for electricity supply and distribution businesses is April 2001.


Financial Ringfencing

In December 1999, Ofgem issued a consultation paper on financial ringfencing conditions for the standard license conditions to apply to the separate electricity supply and distribution licenses, provision for which is made in the Utilities Bill.

The principal proposed changes to the new electricity distribution license can be summarized as follows:

- To amend the existing restriction on PES ancillary activities (5% of aggregate turnover of electricity supply and distribution businesses) to 2.5% of distribution business turnover. This is on the basis of a 2.5% threshold having been included in Transco's license.

- To prevent transfers to affiliates of any sum, asset right or benefit by way of loan, lease, conditional sale or reservation of title or where consideration of equivalent value is not paid in full on or before the date of transfer unless the counter-party has and agrees to maintain an investment grade issuer credit rating or its obligations are guaranteed by another person having and agreeing to maintain an investment grade issuer credit rating.

- To amend the requirements regarding parental undertakings to require the licensee to comply with any direction made by Ofgem to take enforcement action in respect of the undertakings, and to extend the prohibition on the payment of dividends and entry into agreements with affiliates to include circumstances where such a direction has been made and the relevant enforcement action remains pending.

- To require the licensee to seek and maintain an investment grade issuer credit rating.

- To include in any compliance certificate required prior to the payment of dividends confirmation that the licensee has complied in full with any applicable enforcement order or direction made by Ofgem then in force.

Ofgem has stated that it does not believe financial ringfencing of supply licensees is appropriate following the introduction of separate licenses. However, Ofgem's December 1999 consultation raised the possibility of applying financial ringfencing to PES supply businesses to support the Regulator's duty to ensure that licensees can finance their functions. This could include requirements relating to the availability of resources, undertakings from owners and financing arrangements.

A further consultation on the need for supply business ringfencing is expected before the end of April 2000.

It is unclear from the current proposals whether Ofgem would require financing to be conducted at the level of the legally separate distribution and supply businesses (such legal separation being proposed under the Utilities Bill) or at the holding company level.


Review of the Regulatory Framework : The Utilities Bill

On October 13, 1999, the UK government published a statement of intent which set out its legislative proposals to modernize the framework for utility regulation for the electricity, gas, water and telecommunications sectors. The proposals are spread across two documents; one outlining specific provisions for the gas and electricity industries, and the other containing regulatory, environmental and equal treatment impact appraisals emerging from the UK government review of utility regulation as a whole. The latter document, therefore, includes a number of generic proposals that are also relevant to the energy sector in addition to the specific proposals contained in the former.

The publication of the statement of intent marks the last phase of a process of consultation which began in 1997 and which included the March 1998 Green Paper, the UK government's response thereto and a large number of other consultations on business separation, energy sources, social obligations, energy efficiency and environmental issues.

On November 12, 1999, Yorkshire responded to the UK government's consultation "A Fair Deal for Consumers: Modernising the Framework for Utility Regulation". Yorkshire expressed concern on a number of issues including:

- Increased risk for utility companies - the proposals provide both the UK government and the regulators with new discretionary powers to impose obligations and penalties on utilities. This can only increase uncertainty, making regulation less predictable and less consistent and, therefore, increasing risk and cost of capital for utilities.

- Increased regulatory burden for utility companies - the granting of the new powers referred to above, together with the powers granted to regulatory authorities under the Competition Act, results in a far greater regulatory burden being placed upon utilities, at a time when markets are increasingly competitive and regulators should adopt "an increasingly light regulatory touch".

- Development of competition and barriers to entry - the proposals fail to address pertinent competition issues, such as the market dominance of Centrica and the growth in the number of vertically integrated companies.

- Increased costs for utility companies - the proposals not to extend to Ofgem the ceiling on costs of the gas regulator's office, and to impose social and environmental obligations will result in higher costs for companies: however, no specific mechanism is included within the proposals for price-controlled companies to pass these costs on to consumers.

- NETA - the proposals for reform of the electricity trading arrangements are still not supported by a robust business case illustrating how cost savings will be achieved. There is no mechanism included in the proposals for price-controlled companies to pass the costs of implementing NETA on to consumers.

On January 20, 2000, the UK government published the Utilities Bill. The proposed legislation includes:

- the replacement of individual regulators by a regulatory board - the Gas and Electricity Markets Authority ("Gema") with the Regulator as the Chairman;

- increased emphasis on protection of the interests of consumers including those in energy and telecommunications, reflecting the more competitive nature of these markets, and a new principal objective for the regulators to protect the interests of consumers;

- powers for the UK government to issue guidance to Gema on social and environmental matters;

- a range of reforms to the electricity market, including the establishment of NETA;

- a requirement for separate licensing of electricity supply and distribution businesses, and the introduction of a ban on electricity supply and distribution licenses being held by the same legal person (which effectively means that the electricity supply and distribution businesses of current PES's would be put into separate companies);

- powers to enable social issues such as fuel poverty to be tackled;

- tough fines to be imposed on companies guilty of bad practice or poor performance, such as mis-selling, interruptions to supplies and the speed of reconnecting customers. There will be no upper limit on the fines the regulator can impose;

- `one stop' independent consumer councils to be established for gas and electricity, telecommunications and water utilities to investigate complaints and assist customers;

- price-regulated utilities to publish links between directors' pay and quality of service;

- regulators to give reasons for their key decisions; and

- UK government ministers to be given powers to promote energy efficiency and electricity from renewable sources.

Assuming the Utilities Bill becomes law in more or less the anticipated form, there will be a significant number of areas where action will be required to ensure future compliance. One particular change which will impact will, of course, be the "legislative" business separation which will require separate legal entities for the separately licensed electricity distribution and supply businesses.

The Bill will be subject to a number of readings before enactment, which is expected late 2000. The effective date is yet to be determined.

On March 2, 2000, the UK government announced that all Utilities Bill clauses relating to the water and telecommunications utility industries would be removed from the Bill.



New Electricity Trading Arrangements

In 1998, OFFER published a framework document describing the delivery and implementation of revised electricity trading arrangements based upon market trading arrangements in commodities markets elsewhere. In October 1999, with the onset of the implementation phase, these new electricity trading arrangements became known as NETA. The arrangements are designed to better facilitate the development of competition, to ensure maximum transparency and to give all interested parties the opportunity to participate in the process.

The NETA program encompasses the design and development of the forward and futures market, the power exchange, the balancing mechanism and the associated settlement process required to support these markets. These new wholesale electricity arrangements in England and Wales will replace the Pool.

As a result of the implementation of NETA, planned for October 31, 2000, it is envisaged that the Pooling and Settlement Agreement will be replaced by a Balancing and Settlement Code which NGC will be obliged to maintain and enforce. Both electricity supply and distribution businesses will incur significant costs to introduce and operate under NETA. Whilst the UK government propose that such costs will ultimately be borne by customers, Ofgem has not allowed such costs in the price controls proposed for effect from April 2000.

As the NETA program develops it is clear that there are a number of proposals which may have a negative effect on Yorkshire's distribution business. Yorkshire is currently evaluating such proposals and is lobbying to minimize the detrimental impact of NETA on its distribution business and to ensure that all additional obligations are fully allowed through the distribution price control review.

On February 29, 2000 the UK government and Ofgem jointly announced proposals for the license changes required to implement NETA. Yorkshire is currently assessing these proposals.

For further details of how the Pool works, see Part I, Item 1. "The Electric Utility Industry in Great Britain - The Pool".


Social Action Plan

During the Transition Period, OFFER, OFGAS and Ofgem published a number of consultations and discussion documents in relation to social issues such as fuel poverty.

 In response to these various consultations Yorkshire pointed out that it believes social obligations are best delivered through the distribution business, with costs allowed through the price control; that if obligations are placed on the electricity supply business, all suppliers should have the same obligations; and that it is in favor of a social fund which would subsidize the cost of prepayment metering.

While Yorkshire accepts that initiatives to address the needs of disadvantaged and vulnerable customers are welcome, it believes that action should only be taken where necessary and where Ofgem and the industry can have best effect.

Yorkshire also raised concerns that little detail has been provided of the costs of carrying out Ofgem's different initiatives, or in the manner in which these costs will be borne.

On January 10, 2000, Ofgem published proposals for license modifications aimed at improving the services provided by gas and electricity companies to poor and disadvantaged customers.

These proposals, which follow concerns raised by consumer groups, align the social conditions contained in gas and electricity supply licenses and add new obligations.

On March 1, 2000, Ofgem published a final version of its Social Action Plan. The contents of the Plan are as anticipated and its impact on Yorkshire is not expected to be significant.


Consumers' Committee

Ofgem is required under the Electricity Act to establish a consumers' committee for the Authorized Area of each PES License holder (or, if the Secretary of State so determines, for the Authorized Areas of two or more such suppliers. The duties of each committee are to make representations to, and consult with, their allocated PES License holders about matters affecting the interests of customers or potential customers of such supplier(s), to review matters affecting the interests of electricity consumers in such committee's area, and to advise Ofgem on any other matter which warrants discussion or which is referred to it by Ofgem.

On April 9, 1999, the UK government published a response to a consultation exercise on consumer committees carried out during October 1998. The response confirmed the intention to set up an independent energy consumer council for gas and electricity. The council will have two main roles. The first will be to act as a customer advocate and to provide information and advice to the UK government, the media and others and also to consumers. The second function will be to handle consumer complaints which have not been satisfactorily dealt with by the gas or electricity company concerned.

The re-organization of independent consumer councils has been included in the draft Utilities Bill.


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

As part of its continued monitoring of the electric utility industry, OFFER published on August 15, 1996, comparative information relating to the RECs' economic purchasing performance. The publication, entitled "Yardstick of Electricity Purchase Costs", compared in yardstick value terms, the generation costs which RECs passed through to Franchise Supply Customers in Fiscal Years 1995 and 1996 under the electricity Supply Price Control Formula. OFFER reviewed the electricity supply price controls applicable to PES License holders and published in October 1997 proposals for new controls to take effect on April 1, 1998. He issued a consultation paper on this matter on September 5, 1996 entitled "The Competitive Electricity Market from 1998: Price Restraints". He subsequently issued four further consultation papers in January, May, July and August, 1997. The October 1997 proposals were for maximum price restraints in respect of electricity supply to residential and small business customers for a period of at least two years beginning April 1, 1998, which would eliminate the pass-through of costs to such customers, consisting primarily of purchased power costs. Yorkshire accepted these proposals. See Part I, Item 1. "The Electric Utility Industry in Great Britain - Supply of Electricity - Electricity Supply Price Regulation: Background".

In England and Wales, each PES License limits the extent of the generation capacity in which the relevant REC may hold an interest without the prior consent of Ofgem ("own-generation limits"). These own-generation limits, expressed in megawatts, currently restrict the participation of a REC in generation to a level of approximately 15% of the simultaneous maximum electricity consumption in that REC's Authorized Area at the time of privatization. In the case of Yorkshire, the own-generation limit is fixed at 800 MW.

OFFER stated that it would be reasonable to consider a REC's request to increase its own-generation limit on the condition that it accepted explicit restrictions on the contracts it signed with its electricity supply business, and that at a minimum the REC would be prohibited from entering into additional own-generation contracts in its authorized area. OFFER considered that an increase in own-generation limits subject to such restrictions could allow a REC to contribute more fully to the development of competition in generation without the allegation that it was exploiting its captive market and local monopoly position.

OFFER has made modifications to 14 PES Licenses in connection with the introduction of competition for Franchise Supply Customers which began in September 1998. These modifications comprised a number of new obligations to offer services to all competing suppliers. These services are generally known as data management services, including registration, data collection, aggregation and transfer, meter operation and provision of prepayment meter infrastructure. These proposals were accepted by Yorkshire. OFFER issued full modifications to the first-tier and second-tier licenses to encompass the changes. In response to respective individual requirements, the PESs are providing collectively a data transfer service. Preparations were made to provide these services as part of a program of work and in October 1997 OFFER made final proposals for the recovery of the costs of this program which were accepted by Yorkshire in November 1997.

The RECs also contributed to a program of work by the Pool to adopt settlement arrangements for the competitive market in 1998. It was agreed that these costs, subject to a cap above which recovery would be partial, would be recovered from charges to be made to suppliers by the Pool over a five year period.


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

In February 1998, OFFER issued proposals for further modifications to the licenses of PESs that have been subject to takeovers. The main proposals were:

- to allow for a PES generation business to be carried on in an affiliate which is not a subsidiary and in such cases for the generation business to be conducted outside the scope of the modifications to the PES
License which have been brought into effect to ensure that OFFER can regulate a PES effectively after it has been taken over and to help ensure the financial stability of the PES;

- to restrict further the provisions of existing PES Licenses allowing PESs to carry out certain otherwise restricted activities provided they do not exceed 5% of the revenues of the electricity supply, second-tier electricity supply and distribution businesses, by introducing an additional test based on cumulative investment;

- to extend to all PESs that have been acquired the condition contained in the licenses of London Electricity, Northern Electric plc and Yorkshire to use reasonable endeavors to maintain an investment grade rating of corporate debt;

- to prohibit PESs from accepting "cross default" provisions in borrowing agreements; and

- to make the payment of dividends and other distributions by a PES expressly conditional on compliance with the ringfencing conditions in the license.

These proposals were accepted by Yorkshire and the Company's PES
License was amended effective September 17, 1999. The September PES License amendments also included the change in Yorkshire's fiscal year end from March 31 to December 31.

There are a number of current consultations proposing modifications to PES licenses, including amendments to take account of the forthcoming separation of the electricity supply and distribution businesses and measures to improve services to poor and disadvantaged customers. For further details of such proposed license modifications see Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - Review of the Regulatory
Framework: The Utilities Bill" and "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Social Action Plan".

Term and Revocation of Licenses

Yorkshire's PES License will continue in effect until at least 2025 unless revoked. Under ordinary circumstances, the license may not be revoked except on 25 years' prior notice, which notice may not be given until 2000. Otherwise, the Secretary of State may revoke a PES License by not less than 30 days' notice in writing to the licensee in certain specified circumstances including any failure to comply with a final order of Ofgem requiring the license holder to comply with its license conditions or requirements, or insolvency of the licensee.



UK ENVIRONMENTAL LEGISLATION

Yorkshire's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The principal laws which have environmental implications for Yorkshire are the Electricity Act, the Environmental Protection Act 1990, the New Road and Street Works Act 1991 and the Environment Act 1995.

The Electricity Act requires Yorkshire to consider the preservation of natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development in connection with certain of its activities. Environmental assessments are required to be carried out in certain cases including overhead line constructions at higher voltages and larger substation developments. Yorkshire has produced a Corporate Environmental Policy Statement and an Electricity Act Schedule 9 Statement which sets out the manner in which it intends to comply with its environmental obligations.

Possible adverse effects of EMFs from various sources, including transmission and distribution lines, have been the subject of a number of studies and increasing public discussion. Although some current scientific research is indicating that EMF's do not cause adverse health effects, there is the possibility that the passage of legislation and changing regulatory standards would require measures to mitigate EMFs, with resulting increases in capital and operational costs. In addition, the potential exists for public liability with respect to lawsuits brought by plaintiffs alleging damages caused by EMFs. The only UK standards for exposure to power frequency EMFs are those promulgated by the National Radiological Protection Board and relate to the levels above which physiological effects have been observed. Yorkshire fully complies with these standards.

Yorkshire believes that it has taken, and intends to continue taking, measures to comply with the applicable law and UK government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against Yorkshire with respect to any environmental matter. Yorkshire spent (POUNDS)7.5 million on environmental compliance in the Transition Period approximately (POUNDS)5.4 million of which was of a capital nature.



UK AND EU COMPETITION LAW

The Competition Act, which comes into force on March 1, 2000, gives new concurrent powers to the Director General of Fair Trading and Ofgem to investigate and act against anti-competitive agreements and conduct. These new powers include fines of up to 10% of turnover over three years for companies which breach the prohibitions of the Act. In March 1999 the Office of Fair Trading issued formal guidelines on the concurrent application of the Competition Act to the regulated industries: "Concurrent Application to Regulated Industries".


EMPLOYEES

Yorkshire had 4,275 employees (approximately 4,121 full-time equivalent) at the end of the Transition Period. Yorkshire Power Group Ltd has no employees because it is a holding company with no operations. Approximately 60% of Yorkshire's employees are represented by labor unions. All Yorkshire employees who are not party to a personal employment contract are subject to collective bargaining agreements. These agreements may be amended by agreement between Yorkshire and the unions and are terminable with 12 months notice by either side. Yorkshire believes that its relations with its employees are favorable.

For details of business streamlining in Yorkshire see Part I, Item 1. "Yorkshire's Businesses - Business Streamlining".


PRESENTATION OF CERTAIN INFORMATION AND EXCHANGE RATES

Solely for the convenience of the reader, this document contains translations of certain pounds sterling amounts into US dollar amounts at the closing mid-point in London on December 31, 1999 of $1.6117 =
(POUNDS)1. See note 1 "Summary of Significant Accounting Policies", to Yorkshire Group's consolidated financial statements for the Transition Period included elsewhere in this document.


ITEM 2.   PROPERTIES

Yorkshire owns the freehold of its principal offices north of Leeds. Yorkshire has both network and non-network land and buildings.


Network Land and Buildings

At December 31, 1999, Yorkshire had interests in approximately 16,010 network properties, comprising principally sub-station sites.


Non-Network Land and Buildings

At December 31, 1999, Yorkshire had freehold and leasehold interests in non-network properties comprising chiefly offices, depots, warehouses, workshops and a number of former retail outlets. The net book value of total non-network land and buildings at December 31, 1999, was approximately (POUNDS)35 million.



ITEM 3.   LEGAL PROCEEDINGS

Yorkshire Group is routinely a party to legal proceedings arising in the ordinary course of business which are not material, either individually or in the aggregate. Except as described below, Yorkshire Group is currently not a party to any material legal proceedings nor is it aware of any threatened material legal proceedings.

On May 18, 1998, Optimum Solutions Limited ("Optimum"), a company that conducts research and development in the UK electric industry, entered a claim in the UK High Court of Justice, Chancery Division, against Yorkshire, Eastern Electricity plc, which is also a REC, NGC and Logica plc alleging, in the case of Yorkshire, that Yorkshire breached a confidentiality agreement with Optimum regarding the use of confidential information in Yorkshire's preparation for the competitive changes to the electricity supply market in and after 1998. Optimum sought an injunction against the continued use of, and the return of, such confidential information, an unspecified amount of damages relating to breach of contract and equitable compensation for misuse of such confidential information.

On October 7, 1998, Yorkshire filed a defense to the claim made against it by Optimum. Following discovery, an amended claim was served by Optimum on Yorkshire and Eastern Electricity plc on July 7, 1999, and the claimant's claim for injunctive relief was discontinued. The final outcome of this matter cannot be determined at present.


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

On February 10, 1999, the Court of Appeal ruled that the particular arrangements made by NGC and National Power to dispose of the surplus, partly by cancelling liabilities relating to pension costs resulting from early retirement, were invalid as they did not comply fully with the rules and procedures for dealing with surplus at that time. However, the Court of Appeal did uphold the High Court's ruling that NGC and National Power could benefit from pension scheme surplus provided that the scheme rules allow and that the interests of the members are taken into account.

Following a further hearing on May 25 and May 26, 1999 the Court of Appeal ordered NGC and National Power to pay all sums properly payable by them to their group trustees. However, enforcement of the order was stayed pending the outcome of any appeals to the House of Lords, leave for which was granted.

NGC and National Power have now initiated appeals in the House of Lords. NGC and National Power have also executed amendments which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment.

	Yorkshire made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount receivable by the ESPS in respect of the use of surplus by Yorkshire would be approximately (POUNDS)38 million plus interest.

	Yorkshire is considering, with EPSL (the Scheme's central co-ordinating and policy body) and other member companies, the option of executing similar retrospective deeds of amendment to those executed by the two litigants: NGC and National Power.


An agreement has been reached between Yorkshire and its pension trustees to the effect that no legal action for the recovery of "outstanding" contributions will be initiated by the trustees against Yorkshire prior to the House of Lords judgment on the NGC and National Power appeals. In consideration of this, Yorkshire will waive any defense in this matter based on the six year statutory limitation period, this waiver commencing from June 24, 1999, the date when the agreement was first mooted and agreed in principle.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None




PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
 STOCKHOLDER MATTERS


There is no established public trading market for Yorkshire Power Group Limited's common stock, all of which is owned indirectly by AEP and NCE.


Item 6.   SELECTED FINANCIAL DATA


The consolidated income statement data and other consolidated data of the Predecessor Company for the Fiscal Years ended March 31, 1997 and March 31, 1996 and the consolidated balance sheet data and certain business segment data of the Predecessor Company at the end of each such Fiscal Year presented below have been derived from the audited consolidated financial statements of the Predecessor Company. Such data for the Predecessor Company has not been restated to show the generation business as a discontinued operation. The consolidated income statement data and other consolidated data of the Successor Company for the Transition Period, the Fiscal Years 1999 and 1998 and the consolidated balance sheet data of the Successor Company at the end of each such period presented below have been derived from the audited consolidated financial statements of the Successor Company. The selected consolidated financial data presented below was derived from the audited consolidated financial statements of the Successor Company that have been prepared in accordance with US GAAP. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and notes thereto of the Successor Company included elsewhere in this document.

The unaudited pro forma consolidated data for the Successor Company for Fiscal Year 1997 presented below reflects the Acquisition as if it had occurred as of April 1, 1996. Such data has been prepared by the Successor Company based upon assumptions deemed proper in accordance with the purchase method of accounting for business combinations and has been adjusted to reflect (i) interest expense of (POUNDS)74 million incurred as a result of the financing of the Acquisition, (ii) amortization of (POUNDS)24 million related to goodwill recorded in connection with the Acquisition, (iii) additional depreciation expense of (POUNDS)6 million as a result of the revaluation of certain fixed assets in connection with the Acquisition and (iv) removal of the effect of recording the provision of (POUNDS)78 million for certain uneconomic gas and electricity contracts, the loss of (POUNDS)7 million on certain interest rate swap agreements and the write-down of (POUNDS)6 million relating to non-operational property. Such data is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Successor Company or of the results of operations of the Successor Company that would have actually occurred had the Acquisition occurred at the beginning of the period presented. Such data should be read in conjunction with the unaudited pro forma consolidated statements of income and notes thereto of the Successor Company included elsewhere in this document. The unaudited pro forma consolidated data has not been restated to show the generation business as a discontinued operation (see note 14 to the Successor Company Financial Statements).


Predecessor Company

					               Fiscal Year
					             1997        1996
				                (POUNDS)  	(POUNDS)
						    (Amounts in Millions)

Consolidated Income Statement Data:
   Operating revenues				  1,331       1,431

   Operating income (1)				     52         214
   Other income, net (2)			     20         313
   Interest expense, net			    (33)        (20)
   Provision for income taxes (3)		     13         114

Net income		 			     26         393


						        March 31,
						    1997         1996
						 (POUNDS)     (POUNDS)
   					        (Amounts in Millions)

Consolidated Balance Sheet Data:
   Fixed assets					    796         769
   Total assets					  1,375       1,408
   Total shareholders' equity			    359         399
   Long-term debt				    419         424
   Short-term debt and current portion
     of long-term debt			       	     87          90


   					              Fiscal Year
						     1997        1996
						 (POUNDS)     (POUNDS)
				   (Amounts in Millions, Except Ratios)

Other Consolidated Data:
   EBIT (4)					     72         527
   EBITDA (4)					    122         569
   Cash flow from operations			     96         222
   Cash used in investing activities		    (51)         (8)
   Cash used in financing activities		    (76)       (114)
   Ratio of earnings to fixed charges (5)	    1.8        12.0

Successor Company
                                                  Successor      Successor
                                           9 Month               Pro Forma
				       Period Ended                 Fiscal
				       December 31,   Fiscal Year     Year
					  1999       1999     1998    1997
				   (POUNDS)  $(6)   (POUNDS)(POUNDS)(POUNDS)
					      (Amounts in Millions)
Consolidated Income Statement Data:
   Operating revenues 		      1,037   1,671  1,366   1,234   1,331

   Operating income (1)		        127     204    195     148     106
   Other income, (loss) net (2)	          6      10    (11)    (39)     20
   Interest expense, net	        (86)   (138)  (122)   (104)   (100)
   Provision (benefit) for income
     taxes				 14      23      3      (4)     17
   Income from continuing operations
     before extraordinary item and
     discontinued operation		 33      53     59       9       9
   Income from discontinued
     operation (8)                        -       -      4       8       -
   Gain on disposal of discontinued
     operation (8)                        8      13     24       -       -
   Income before extraordinary item      41      66     87      17       9
   Extraordinary loss (7)		  -       -      -    (134)      -

Net income (loss)		         41      66     87    (117)      9



				    December 31     March 31   March 31
				          1999          1999       1998
			            (POUNDS)    $(6)  (POUNDS)   (POUNDS)
							       (Amounts in Millions)

Consolidated Balance Sheet Data:
   Fixed assets			     1,036    1,669       985      1,060
   Total assets			     2,395    3,860     2,347      2,462
   Total shareholders' equity	       451      727       410        323
   Long-term debt		       964    1,553     1,103      1,026
   Short-term debt and current
     portion of long-term debt	       140      226       150        324
   Short term debt refinanced June 1998  -        -         -        164
   Short term debt refinanced
     February 2000		       165      266         -          -
   Company obligated mandatorily
     redeemable Trust Securities of
     junior subordinated deferrable
     interest debentures	       166      268       168          -



                                                                  Successor
                                                Successor        Pro forma
  				    9 Month Period                  Fiscal
				 Ended December 31   Fiscal Year      Year
					1999        1999      1998    1997
				(POUNDS)      $(6)(POUNDS)  (POUNDS)(POUNDS)
				   (Amounts in Millions, Except Ratios)


Other Consolidated Data:
  EBIT before extraordinary
    item (4)/(7)		    133      214      184       109     126
  EBITDA before extraordinary
    item (4)/(7)		    201      324      268       180     206
  Cash flow from operations	     70      113       31        62
  Cash used in investing activities (87)    (140)       -    (1,639)
  Cash (used in) provided by
    financing activities	     14       23      (54)    1,391
  Ratio of earnings to fixed
    charges (5)			    1.5      1.5      1.4       1.0     1.2


EBIT, EBITDA and ratio of earnings to fixed charges have been calculated from income statement data excluding amounts attributable to the generation business, which was disposed of during Fiscal Year 1999 and has been treated as a discontinued operation. EBIT, EBITDA and ratio of earnings to fixed charges for Fiscal Year 1999, calculated to include the results of the generation business, would be (POUNDS)191 million, (POUNDS)280 million and 1.5 respectively. For Fiscal Year 1998, these items would be (POUNDS)122 million, (POUNDS)200 million and 1.1 respectively.

(1)	Notable operating expenses include:

Nine Month Period Ended December 31, 1999 - a charge of (POUNDS)2 million for costs in relation to Year 2000 modifications.

Fiscal Year 1999 - a charge of (POUNDS)9 million for costs in relation to Year 2000 modifications, (POUNDS)5 million for committed costs arising from delays in opening up the competitive market and (POUNDS)5 million restructuring charges.

Fiscal Year 1998 - provision of (POUNDS)5 million for committed costs arising from delays in opening up the competitive market and (POUNDS)10 million restructuring charges.

Fiscal Year 1997 - (i) a provision of (POUNDS)78 million for uneconomic gas and electricity contracts (the effect of which is removed from the Successor Company's unaudited pro forma consolidated statement of income for Fiscal Year 1997), which resulted in a charge of (POUNDS)125 million to the supply business offset by an intrabusiness elimination of (POUNDS)47 million and (ii) a charge of (POUNDS)50 million for information system development costs to prepare for the opening of the competitive electricity market in 1998 for Franchise Supply Customers, of which (POUNDS)37 million was charged to the supply business and (POUNDS)13 million was charged to the distribution business.

(2)	Other income (loss) - notable items include:

Fiscal Year 1999 - a loss of (POUNDS)12 million before taxes was charged following the reduction in fair value of Yorkshire Group's investment in Ionica by (POUNDS)11 million and a subsequent loss on sale of the investment of (POUNDS)1 million.

Fiscal Year 1998 - an unrealized loss of (POUNDS)41 million before taxes was charged following the reduction in fair value of Yorkshire Group's investment in Ionica.

Fiscal Year 1997 - gain on sale of Yorkshire's investment in Torch Telecom of (POUNDS)15 million.

Fiscal Year 1996 - income from investment in NGG and gain in respect of the NGG Transaction.

(3)	Fiscal Year 1996 includes a tax charge of (POUNDS)38 million relating to the NGG Transaction.

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

(6)	Solely for the convenience of the reader, pounds sterling
amounts have been translated into US dollar amounts at the closing mid-point in London on December 31, 1999 of $1.6117= (POUNDS)1.
See "Note 1. Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Successor.

(7)	Represents the windfall tax imposed by the UK government,
which was not deductible for UK corporation tax purposes.

(8) Yorkshire's generation business was disposed of during Fiscal Year 1999. The gain recognized on disposal resulted in an increase in net income in Fiscal Year 1999 of (POUNDS)24 million (net of related income taxes of (POUNDS)31 million). A favorable adjustment to tax liabilities of (POUNDS)8 million, in respect of the disposal, has been recognized in the Transition Period.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto of the Successor Company and "Selected Financial Data" included elsewhere in this document. The consolidated financial statements of the Successor Company and the Predecessor Company discussed herein are presented in accordance with US GAAP.


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

In early December 1999, Ofgem issued final proposals in its review of the Distribution Price Control Formula. These proposals were in line with those published in October 1999, and are to be effective for the five year period beginning April 1, 2000. The proposals included a 15% reduction in allowed revenue for Yorkshire and a further 8% transfer of costs to Yorkshire's electricity supply business. Ofgem proposed that the X factor would continue to be 3%. The overall reduction in distribution revenues for Yorkshire would be 23%.

If accepted, these proposals would apply from April 1, 2000.  On
December 20, 1999, Yorkshire indicated its intention to accept these proposals.

Under its PES License, Yorkshire had an exclusive right to supply electricity to Franchise Supply Customers between 1990 and 1998. The electricity supply business inside the Authorized Area is now fully open to competition.

The electricity supply business was divided between Franchise Supply Customers within the Authorized Area, and Non-Franchise Supply Customers, inside and outside the Authorized Area. The Franchise Limit was lowered to 100 kW in April 1994 allowing competition in the supply of electricity for customers with maximum demands above the Franchise Limit while Franchise Supply Customers remained subject to price regulation. On September 14, 1998, phased competition was introduced to the domestic and small business electricity markets in the UK. The process was completed for all PES customers in May 1999.

The current supply price control, which was implemented on April 1, 1998, and is effective until March 31, 2000, takes the form of a series of price caps on the tariffs applicable to Designated Customers in the Authorized Area. These controls also required an additional 3% below inflation reduction which became effective on April 1, 1999. The automatic pass-through of costs previously passed through to residential and business customers below 100kW, consisting primarily of purchase power costs and the correction factor, which annually adjusted prices for any imbalance between forecast and actual costs, were both discontinued from April 1, 1998. From April 1, 2000, electricity priced within the allowed level will need to be secured and purchase price risk managed accordingly. If costs turn out significantly below the level allowed by the new price control, Ofgem may take steps to ensure that tariffs are reduced. Price caps for Fiscal Year 1999 took account of the residual correction factor from Fiscal Year 1998.

In early December 1999, Ofgem issued final proposals for a form of transitional price regulation for electricity supply businesses for an additional two years. Such proposals would result in a real price reduction in Yorkshire's standard domestic tariff of 3.6% for the year beginning April 1, 2000. This incorporated a 7.3% distribution price reduction as a result of the distribution price control review. The proposal also provided for a nominal price freeze for the year beginning April 1, 2001.

Yorkshire believes that competitive pressures in the electricity market may require it to charge supply prices which are lower than the maximum prices established by Ofgem. If Yorkshire charges such lower prices, the result will be a further reduction in supply revenues beyond that mandated by Ofgem. Yorkshire's supply business is under competitive and regulatory pressure to lower supply prices for classes of customers other than those subject to Ofgem's final supply price proposals.

On December 20, 1999, Yorkshire indicated its intention to accept these proposals.

In response to Ofgem's final proposals and increasing competition, Yorkshire has adopted an aggressive program of reducing controllable costs. Significant features of this program include reductions in capital expenditure, staff reductions, outsourcing of certain functions and consolidation of facilities. Yorkshire intends to aggressively pursue this cost reduction program and is evaluating additional cost reduction measures to further mitigate the effects of Ofgem's final proposals and increasing competition in the electricity supply business. Yorkshire Group expects that the net result of Ofgem's electricity supply and distribution price reductions, and competitive demands in the Supply business and Yorkshire's mitigation efforts will be a decline in Yorkshire Group's results of operations and a reduction in its cash flows which, in each case, may be significant.

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

The phase-in of competition in the electricity supply market was completed for all PESs in May 1999. The total cost for re-engineering and information technology work was (POUNDS)67 million. Of such amount, approximately (POUNDS)19 million was accounted for in Fiscal Year 1997, (POUNDS)31 million in Fiscal Year 1998, (POUNDS)16 million in Fiscal Year 1999, and (POUNDS)1 million in the Transition Period. Ofgem made proposals in October 1999 (which were accepted by Yorkshire) to allow Yorkshire recovery of (POUNDS)25 million over a five year period ending March 31, 2003. A further (POUNDS)7 million is expected to be recovered through Pool cost recovery and other national mechanisms and (POUNDS)8 million has been capitalized as such amount is expected to provide future benefits to the Supply business, with the balance of (POUNDS)27 million being expensed. Of the amount expensed, approximately (POUNDS)19 million was expensed in Fiscal Year 1997, (POUNDS)2 million was expensed in Fiscal Year 1998 and (POUNDS)5 million was expensed in Fiscal Year 1999. The remaining (POUNDS)1 million was expensed in the Transition Period. The Pool cost recovery mechanism referred to above pursuant to which (POUNDS)7 million is expected to be recovered will be terminated with the introduction of NETA. It is expected that the arrangements under NETA will allow the recovery of 1998 costs as planned.

OFFER also made proposals in October 1997 (which were accepted by Yorkshire) to provide an annual allowance of (POUNDS)3 million for the period 1998 through 2000 to cover related operating costs. This allowance has been retained for the period to 2004/05 under Ofgem's final distribution price control formula published in December 1999 and in addition the set-up cost allowance of (POUNDS)5 million per year has been extended for a further two years from 2002/03 to 2004/05. The December 1999 distribution price control final proposal divides the data management services allowance, which covers both the set up and operating costs described above, between the electricity supply and distribution businesses with two thirds of the allowance remaining in the distribution business. This reflects the transfer of meter reading and data collection activities to electricity supply.

The Regulator's proposals also provided that RECs should be penalized as a result of the market opening being delayed beyond April 1998. Yorkshire has incurred a penalty of (POUNDS)3 million as a consequence of the delay. A provision for penalties of (POUNDS)3 million was included in the results of operations for Fiscal Year 1998.


Separation of Distribution and Electricity Supply

During 1998 and 1999 Yorkshire has implemented a planned business restructuring intended to enable it to meet increased competition and react to potential regulatory developments in the energy markets in the UK. The restructuring has resulted in the distribution and supply businesses of Yorkshire becoming more self-sufficient (sharing common services where it is effective and efficient to do so) and in a significant down-sizing of the corporate center.

On May 13, 1998, OFFER issued a consultation paper on the separation of the distribution and electricity supply businesses of PESs. Since that date, there have been a number of further Ofgem consultations on this issue to which Yorkshire has responded.

The Utilities Bill, published in January 2000, includes a requirement for separate licensing of electricity supply and distribution and the introduction of a ban on electricity supply and distribution licenses being held by the same legal entity (which effectively means that the electricity supply and distribution businesses of PESs would have to be held by separate companies).

In October 1999, Ofgem addressed business separation costs in its proposals on the distribution price control review. This document included an allowance for separation costs of (POUNDS)7.5 million for each REC's distribution business over the next 5 years. Ofgem also proposed that electricity supply would receive an allowance of (POUNDS)200,000 per year for the next two years for separation costs. Although this was in addition to the distribution allowance, commercial pressures in the competitive electricity supply market may limit the ability to actually recover these allowed amounts.

On December 20, 1999, Yorkshire accepted the fundamental principles of the business separation proposals on the basis of the proposed modification of condition 12 of the PES license and the acceptance of the compliance plan submitted by Yorkshire to Ofgem without significant changes. Yorkshire intends to manage costs within the Ofgem allowance.

On December 22, 1999, Yorkshire agreed to give assurances to Ofgem that full operational separation would be undertaken in the event of a merger between Yorkshire and SEEBOARD. The cost allowance for business separation would not include any costs arising under such assurances.

For further details of business separation see Part I, Item 1
"Yorkshire's Businesses - Business Separation."


Factors Affecting Revenues

Two principal factors determine the amount of revenues produced by the distribution business: the unit price of electricity distributed (which is controlled by the Distribution Price Control Formula) and the number of electricity units distributed (which depends upon customer demands as influenced in part by economic activity and weather conditions).

Two principal factors determine the amount of revenues produced by the electricity supply business: the price of the electricity supplied (which, in the case of Designated Customers within the Yorkshire Authorized Area, is controlled by the supply price regulation in force) and the number of electricity units supplied. The price (except as described in the preceding sentence) and the number of units supplied, which is largely determined by the number of customers supplied, are subject to competition.

The revenues produced by the gas supply business are similarly determined by the price and the volume of gas supplied, which in turn are determined by the number and characteristics of customers acquired and lost.


UK Tax Law Changes

On July 2, 1997, the UK government enacted certain changes in tax law, including a one-time windfall tax on privatized industries and a reduction in rates of corporation tax on income from 33% to 31%. The windfall tax on Yorkshire was (POUNDS)134 million and was not deductible for UK corporation tax purposes. The windfall tax has been recorded as an extraordinary charge in Fiscal Year 1998. The tax was paid in two equal installments on December 1, 1997 and 1998. During Fiscal Year 1998, Yorkshire Group estimated the impact of the reduction in corporation tax rates, which resulted in a one-time reduction in deferred income tax liabilities and a corresponding reduction in income tax expense of approximately (POUNDS)12 million.

On July 31, 1998 a further reduction in the rate of corporation tax on income, from 31% to 30%, was enacted by the UK government. This resulted in a one-time reduction in deferred tax liabilities and a corresponding reduction in income tax expense of approximately (POUNDS)6 million.


Business Restructuring

In December 1997, Yorkshire announced a planned business restructuring intended to enable it to meet increased competition and react to potential regulatory developments in the energy markets in the UK. The restructuring has resulted in the distribution and Supply businesses of Yorkshire becoming more self-sufficient (sharing common services where it is effective and efficient to do so) and in a significant down-sizing of the corporate center.

As a result of the business restructuring, approximately 291 positions were eliminated. A provision of approximately (POUNDS)10 million was recorded in Fiscal Year 1998 together with (POUNDS)5 million in Fiscal Year 1999 to reflect the cost of these workforce reductions.

As part of pre-existing plans to reduce debt, Yorkshire's generation business was disposed of during Fiscal Year 1999.

In November 1998, Yorkshire completed the sale of its 75% interest in RPG to IVO. IVO is a subsidiary of Imatran Voima Oy, part of Finland's energy group Forum. At this time RPG owned Brigg Power Station, a 272-megawatt combined cycle, gas fired plant located in North Lincolnshire, England. The net book value of the assets sold was (POUNDS)14 million.
The cash consideration received from IVO, including payment for the intercompany balance and net of cash retained by RPG, was (POUNDS)38 million. In addition, certain contracts between Yorkshire and RPG were renegotiated enabling Yorkshire to reduce its balance sheet provision for uneconomic gas and electricity contracts. The sale resulted in an increase in net income in Fiscal Year 1999 of (POUNDS)18 million.

A favorable adjustment to tax liabilities of (POUNDS)8 million in respect of the disposal, has been recognized in the Transition Period.

On December 31, 1998 Yorkshire entered into an unconditional agreement to sell its subsidiary, YCL, to PowerGen CHP Limited, a subsidiary of PowerGen. At this time YCL owned three combined heat and power plants and seven peaking facilities with a total declared capacity of 70 MW which were operational, a 50 MW combined cycle gas plant under test operation, a 56 MW combined heat and power plant under construction and a 56 MW combined heat and power plant under development. Yorkshire will purchase portions of the output of these facilities for up to 20 years. The net book value of the assets sold was (POUNDS)3 million. The consideration for the sale, including the payment for the intercompany balance of (POUNDS)69 million, was (POUNDS)95 million. The total gain on the sale was (POUNDS)15 million, of which (POUNDS)8 million after tax was included in net income in Fiscal Year 1999. The remaining (POUNDS)7 million was deferred and is being amortized over the life of contracts existing between Yorkshire and YCL.

The remaining generating assets of Yorkshire, windpower plants held within a joint venture company, Yorkshire Windpower Limited, were sold in February 1999 for a loss of (POUNDS)2 million.

Substantially all of the cash received from these sales, approximately (POUNDS)136 million, net of fees and cash retained by RPG, was used to reduce the debt of Yorkshire Group.

These transactions completed the disposal of Yorkshire's generation business.



Business Streamlining

Yorkshire plans to streamline its distribution and Supply workforces and has announced a reduction of approximately 350 positions (260 positions from the distribution business and 90 positions from the Supply business) during 2000 and a further 75 positions from the distribution business in 2001. Yorkshire is consulting fully with the trades unions on the extent of the changes and hopes to achieve the redundancies through a voluntary program. A provision of approximately (POUNDS)7 million has been recorded in January 2000 to reflect the cost of the 350 reductions in 2000.

Such streamlining is part of the overall program of reducing controllable costs in response both to Ofgem's final distribution and electricity supply price control reviews and to increasing competition in the Supply business.


Investment in Ionica

Yorkshire Group's investment in Ionica was initially included in its consolidated balance sheet at its fair value at acquisition on April 1, 1997 of (POUNDS)54 million plus a subsequent additional investment of (POUNDS)1 million. The book value of the investment was written down by charging losses of (POUNDS)41 million before taxes in Fiscal Year 1998 and (POUNDS)11 million before taxes in Fiscal Year 1999.

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

On March 19, 1999 Yorkshire Group sold its investment in Ionica for (POUNDS)2 million and recognized a further loss on sale of (POUNDS)1 million in Fiscal Year 1999.


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

Yorkshire's current electricity supply risk management efforts are intended to approximately hedge the risks associated with the purchase and sale of electricity resulting from Pool price volatility. In the existing wholesale electricity market, virtually all electricity generated in England and Wales is sold by generators and bought by suppliers through the Pool. The most common contracts for electricity supply to business customers are for twelve-month terms and contain fixed rates. Similarly, domestic and small business tariffs contain fixed rates. Yorkshire is exposed to purchase price risk (the risk associated with fluctuations in the cost of purchased electricity relative to the price received from the electricity supply customer) to the extent that it has not hedged such risk. Yorkshire substantially hedges purchase price risk by employing a variety of risk management tools, including management of its electricity supply contract portfolio, hedging contracts and other means which mitigate the risk of Pool price volatility. Yorkshire employs risk management methods to maximize its return consistent with an acceptable level of risk.

Under its current PES License, Yorkshire has a price cap on the prices it may charge its Designated Customers in the Authorized Area. From April 2000 the maximum price cap will apply only to domestic customers in the Authorized area. Because the maximum price is fixed for these customers, Yorkshire is at risk from upward movements in purchase costs. This risk is mitigated by hedging purchase contracts, mainly through CFDs.

CFDs are contracts predominantly between generators and suppliers, which fix the major elements of the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD. Yorkshire expects its electricity supply demand for the Calendar Year 2000 to be substantially hedged through various types of agreements, including CFDs.

Yorkshire's ability to manage its purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as CFDs. No assurance can be given that an adequate, transparent market for such products will in fact be available.

The current system of wholesale purchasing through the Pool is under review, and NETA is targeted to be in place by October 31, 2000. NETA will replace the Pool. NETA will require participants to submit half hourly forecasts of electricity supply and demand and endeavor to balance contract positions and metered volumes. There will be incentives, in the form of imbalance payments, for generators and suppliers to balance their supply/demand position. The precise nature of the incentives is currently being debated. Yorkshire is redefining current business operations in order to manage and exploit the new market by seeking to predict its customers' demand for electricity on a short-term basis as accurately as possible and to maximize the trading opportunities, while effectively managing the risks of imbalances. See Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation under the Electricity Act - Regulatory Developments - New Electricity Trading Arrangements".

Gas is sourced from Yorkshire's interest in the Armada Field, a purchase agreement with a major gas supplier designed to meet the majority of the requirements of Yorkshire's residential gas market, Swing Contracts and purchases on the spot market which are designed to give Yorkshire a balanced gas purchase portfolio. Yorkshire utilizes risk management methods, in relation to gas purchasing and supply, including storage and an interruptible customer portfolio, which are designed to maximize its return consistent with an acceptable level of risk. A system to evaluate and enable effective management of risk in gas trading was installed at the beginning of Calendar Year 1999. The system enables greater control of all transactions including daily evaluation of key parameters such as value at risk and profit and loss positions for each business unit of Yorkshire.

Yorkshire Group measures its open exposure to commodity price variability within the electricity and gas businesses. A Value at Risk ("VaR") methodology is used to quantify the amount by which a portfolio can vary in value over a specified time period based on historical volatility and correlation of price movements of the positions in the portfolio.

At the respective period ends, the calculated VaR was as follows:

					  December 31    March 31
  					      1999         1999
					    (POUNDS)     (POUNDS)
						 (millions)
Electricity		 			6           2
Gas						1           2

Throughout the Transition Period the highest, lowest and average quarterly VaR for electricity and gas were less than or equal to (POUNDS)7 million and (POUNDS)1 million respectively.

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


Foreign Currency Exchange Rate Risk

Yorkshire Group is partly funded by US Dollar-denominated debt. Changes in the US Dollar/Pound Sterling exchange rate will affect the Pound Sterling value of cash flows under the US Dollar-denominated debt and the Pound Sterling fair value of the US Dollar-denominated debt. Yorkshire Group uses cross-currency swaps to manage the cash flow and translation risks arising from its exposures to foreign currency exchange rate movements associated with US Dollar-denominated debt.

In June 1998, Yorkshire Group issued $275 million aggregate principal amount of 8.08% Trust Securities which mature in 2038. In the absence of appropriate cover for this maturity, cross-currency swaps maturing in June 2008 are used to manage the foreign currency exchange rate risk arising from the Trust Securities borrowings. The US Dollar interest cash flows received under the cross-currency swaps match the US Dollar quarterly coupon payments under the Trust Securities until 2008. The original nominal value of the cross-currency swaps was $265 million. In December 1999 Yorkshire Group repurchased Trust Securities with a nominal value of approximately $3 million. In order to preserve the hedge of US Dollar interest cash flows one of the cross-currency swaps was partially cancelled. The aggregate nominal value of the cross-currency swaps at December 31, 1999 was $262 million. The risks arising from the mismatches in the maturity dates and principal values of the Trust Securities and the cross-currency swaps are not considered material.

All US Dollar cash flows under other US denominated debt issued by Yorkshire Group are matched by cash flows under cross-currency swaps.



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

Yorkshire Group uses interest rate caps to manage its cash flow exposures to Pound Sterling-denominated debt that bears interest at variable rates. Other financial instruments may be used in the future.

At December 31, 1999, fixed interest rates were payable on 79% of debt and interest rate caps covered a further 3% of debt; the average debt maturity was 14 years.

The following tables present by Calendar Year of maturity date, as of December 31, 1999 and March 31, 1999, the total principal cash repayments and related weighted average interest rates of Yorkshire Group's debt and the total principal amounts and weighted average interest rates of Yorkshire Group's cross currency swaps and interest rate cap.

At December 31, 1999


All amounts, 	         Maturity date
Millions	     2000     2001    2002   2003  2004   There                   Fair
	                                		   after       Total      value
Debt
Fixed interest rate
  Pound sterling-
  denominated debt
    Amount  	  (POUNDS)9(POUNDS)4(POUNDS)4     -     - (POUNDS)550(POUNDS)567(POUNDS)649
    Average interest
      rate	       6.9%     7.5%     7.5%     -     -        8.3%       8.3%

Variable interest rate
  Pound sterling-
  denominated debt
    Amount     (POUNDS)295       -        -      -      -          - (POUNDS)295(POUNDS)295
    Average interest
      rate 	      6.0%       -        -      -      -          -        6.0%

Fixed interest rate
  US dollar-denominated
  debt
   Amount                -        -        -   $350      -       $572       $922      $806
   Average interest rate -        -        -   6.2%      -       7.2%       6.8%

Cross currency swaps                                                                  ($84)
Receive fixed interest
  rate US dollars
   Amount                -        -         -  $350      -       $562       $912
   Average interest rate -        -         -   6.2%     -       7.4%       6.9%
Vs.
Pay fixed interest
  rate Pounds sterling
   Amount                -        -         -(POUNDS)215 - (POUNDS)345(POUNDS)560
   Average interest rate -        -         -       8.1% -        8.8%       8.5%


Interest rate cap
    Nominal amount       -(POUNDS)40        -         -  -          -   (POUNDS)40(POUNDS)-
    Interest rate	 -      7.5%        -         -  -          -         7.5%

At March 31, 1999


All amounts, 	                         Maturity date (Fiscal Year)
Millions	      2000        2001        2002     2003    2004   There                  Fair
	                                                              after      Total      value

Debt
Fixed interest rate
  Pound sterling-
  denominated debt
    Amount	  (POUNDS)8   (POUNDS)9  (POUNDS)4 (POUNDS)4     - (POUNDS)550(POUNDS)575 (POUNDS)690
    Average interest
      rate	        7.0%        7.0%      7.5%       7.5%    -        8.3%       8.3%

Variable interest rate
  Pound sterling-
  denominated debt
    Amount	 (POUNDS)131           -        -         - (POUNDS)130     - (POUNDS)261(POUNDS)261
    Average interest
      rate		 6.1%          -        -         -    6.4%         -        6.2%

Fixed interest rate
  US dollar-denominated
  debt
   Amount                  -           -        -      $350     -        $575       $925   $913
   Average interest rate   -           -        -      6.2%     -        7.3%       6.8%

Cross currency swaps                                                        		  ($108)
Receive fixed interest
  rate US dollars
   Amount                  -           -        -      $350     -        $565       $915
   Average interest rate   -           -        -      6.2%     -        7.4%       6.9%
Vs.
Pay fixed interest
  rate Pounds sterling
   Amount                  -           -        - (POUNDS)215   - (POUNDS)347(POUNDS)562
   Average interest rate   -           -        -      8.1%     -        8.8%       8.5%


Interest rate cap
    Nominal amount	    -          -  (POUNDS)40     -      -          -  (POUNDS)40  (POUNDS)-
    Interest rate	    -          -        7.5%     -      -          -        7.5%


- The average interest rates shown are weighted average interest rates.

- The average interest rate of debt is based on the coupon or interest rates of the debt that is maturing in the period reported.

- The variable interest rate Pound Sterling-denominated debt at December 31, 1999 comprises: (POUNDS)135 million of borrowings under Yorkshire Group's revolving credit facility, a (POUNDS)130 million term loan, (POUNDS)20 million drawn under uncommitted credit facilities and (POUNDS)10 million of loan notes on which the interest rate is reset semi-annually, with the next reset being made on March 31, 2000, and which may be redeemed at various dates from March 31, 2000.

- The weighted average term of the variable interest rate Pound
Sterling-denominated debt at December 31, 1999, was 50 days.

Year 2000 Issues

Yorkshire Group has successfully completed a program to combat the threat of systems and equipment failing to interpret correctly dates falling after December 31, 1999.

The overall expenditure on this project was (POUNDS)16 million at December 31, 1999 and it is anticipated that further costs to be incurred will be less than (POUNDS)1 million. Of the (POUNDS)16 million, approximately (POUNDS)13 million has been expensed and (POUNDS)3 million has been capitalized. The expected remaining costs will be expensed in Calendar Year 2000.

The success of the program was measured by the fact that there was no disruption to customers, no significant adverse publicity, no major legal liabilities, no financial penalties and no increases in health, safety and environmental risks to staff or the general public. Yorkshire Group is not aware of any disruption to trading resulting from the reaction of customers to the threat of the Year 2000 problem.

Yorkshire Group is continuing to monitor its systems and liaise with its suppliers to mitigate continued risks associated with Year 2000 issues. These risks include a failure of systems to detect that the Year 2000 is a leap year and the effect this may have on suppliers.

No significant issues have arisen on or after January 1, 2000 but Yorkshire Group has retained contingency plans to deal with situations related to the Year 2000 problem, thus reducing the risk of any adverse impact on operations.


European Monetary Union

On January 1, 1999, 11 European Union countries formed an economic and monetary union and introduced a single currency, the Euro. Although the UK did not join at this time, the UK Government has indicated that it may join in the future. Management is currently assessing the effort required to prepare Yorkshire Group for the potential introduction of the Euro in the UK.


Review of Policy on Depreciation of Operational Assets

Yorkshire is currently reviewing the useful economic lives of its operational assets, which may result in changes to the useful economic lives and method of charging depreciation on those assets.

RESULTS OF OPERATIONS

Transition Period Compared with the Nine Month Period Ended December 31,
1998


				    9 Months ended    Increase / (Decrease)
				       December 31,
					1999 	1998
 						unaudited
				   (POUNDS) (POUNDS)	(POUNDS)          %
                   				(millions)
Operating revenues		     1,037      972          65          7

Gross margin			       320      340         (20)        (6)

Maintenance			        44       45          (1)        (2)
Depreciation and amortization	        61       56           5          9
Selling, general and
administrative expenses		        88       93          (5)        (5)
Income from operations		       127      146         (19)       (13)
Loss on investment in
Ionica				         -      (11)        (11)      (100)
Other income			         6        4           2         50
Interest expense		       (87)     (99)        (12)       (12)
Interest income			         1        5          (4)       (80)
Income from continuing operations
before income taxes		        47       45           2          4
Provision (benefit) for income taxes    14       (4)         18        450
Income from continuing operations       33       49         (16)       (33)

Earnings

Income from continuing operations decreased by (POUNDS)16 million (33%) from (POUNDS)49 million in the nine month period ended December 31, 1998 to (POUNDS)33 million in the Transition Period. This decrease was due primarily to reductions in electricity and gas supply margins and a favorable tax adjustment in the nine month period ended December 31, 1998. This was partially offset by a reduction in interest expense, a decrease in selling, general and administrative expenses and the recording of losses on the investment in Ionica in the nine month period ended December 31, 1998.

Income (loss) from operations by segments for the Transition Period was (POUNDS)111 million, (POUNDS)39 million and (POUNDS)(5) million for the distribution, supply and other segments, respectively, in addition to non-allocated costs of (POUNDS)18 million. Income (loss) from those segments in the nine month period ended December 31, 1998 was (POUNDS)113 million, (POUNDS)55 million and (POUNDS)(3) million respectively, in addition to non-allocated costs of (POUNDS)19 million.


Revenues

Operating revenues increased by (POUNDS)65 million (7%), from (POUNDS)972 million in the nine month period ended December 31, 1998 to (POUNDS)1,037 million in the Transition Period. This increase is analyzed as follows:

					     Operating Revenues
					   from External Customers
					     Increase (Decrease)
					   from the Nine Months Ended
					      December 31, 1998
					   to the Transition Period
					         (POUNDS) millions

   Distribution						    19
   Supply						    49
   Other   						    (3)

   Total operating revenues				    65


Overall revenues (including inter-business sales) for the distribution business have remained stable at (POUNDS)238 million for the Transition Period, compared with (POUNDS)237 million for the nine month period ended December 31, 1998. However, a greater proportion of revenues from the distribution business are now received from external customers due to the opening up of competition in the domestic electricity supply market.

Residential and small (<100kW) commercial customers, comprised 48% of total electricity sales volume for the Transition Period and 50% for Fiscal Year 1999. The volume of unit sales of electricity for such customers is influenced largely by the number of customers in the Authorized Area, weather conditions and prevailing economic conditions. (Since Yorkshire's exclusive right to supply Franchise Supply Customers ended during Fiscal Year 1999, the number of residential and small commercial electricity supply customers is subject to competition.) Unit sales to >100kW Supply Customers, who are typically large commercial and industrial businesses, constituted 52% of total sales volume for the Transition Period and 50% for Fiscal Year 1999. Sales to these customers are determined primarily by the success of the Supply business in contracting to supply electricity to customers who are located both inside and outside the Authorized Area. The increase in the proportion of total electricity sales volume attributable to >100kW Supply customers has arisen as a result of increased volumes supplied to this market.

During the Transition Period, total revenues (including inter-business sales) produced by the Supply business increased by (POUNDS)37 million (4%) to (POUNDS)997 million from (POUNDS)960 million for the nine month period ended December 31, 1998. Revenues increased primarily due to the increase in volumes supplied in the residential and non-residential gas supply markets and an increase in volumes in the commercial electricity supply market.

Gross Margin

Gross margin decreased by (POUNDS)20 million (6%) from (POUNDS)340 million in the nine month period ended December 31, 1998 to (POUNDS)320 million in the Transition Period due to the factors described below.

Although the number of residential gas supply customers increased, sales volumes were below expectations partly due to the effect of warmer weather. Gross margin percentages for the gas supply business have decreased as lower than expected sales volumes led to the sale of excess gas at reduced margins.

Gross margin for the electricity supply business has decreased. Higher electricity Pool prices and price competition in the non-residential sector have offset the positive impact of lower CFD costs and increased sales volumes to both residential and non-residential customers.

Operating Costs

The decrease in selling, general and administrative costs is largely due to reduced expenditures in relation to the development of new systems to facilitate competition and reduced costs incurred relating to Year 2000 modifications.

The increase in depreciation and amortization expense is due to increased capital expenditure in both the Supply and distribution businesses.

Net Interest Expense

The decrease in interest expense resulted from the application of the proceeds from the sale of the generation business to reduce the debt of Yorkshire Group.

Income taxes

The nine month period ended December 31, 1998 was favorably affected by a (POUNDS)12 million settlement of prior years' tax liabilities and a (POUNDS)6 million impact of the reduction in the rate of the UK corporation tax on income from 31% to 30%. Yorkshire Group has recognized a favorable tax settlement of (POUNDS)12 million in respect of prior years' tax liabilities in the Transition Period. The effective tax rate in both periods has been increased by the amortization of goodwill, which is not deductible for UK income tax purposes.


Fiscal Year 1999 Compared with Fiscal Year 1998


Earnings

Income from continuing operations before extraordinary item and discontinued operations increased by (POUNDS)50 million (556%) from (POUNDS)9 million for Fiscal Year 1998 to (POUNDS)59 million for Fiscal Year 1999. This increase was due primarily to the following: increases in electricity and gas supply margins, a write down/loss on sale of the investment in Ionica of (POUNDS)12 million in Fiscal Year 1999 compared with a write down of (POUNDS)41 million in Fiscal Year 1998 and a (POUNDS)12 million reduction in estimated tax liabilities. These items were partly offset by increased interest expense and an increase in selling, general and administrative costs.

Income (loss) from operations by segments for Fiscal Year 1999 was (POUNDS)153 million, (POUNDS)69 million and (POUNDS)(3) million for the distribution, supply and other segments, respectively, in addition to non-allocated costs of (POUNDS)24 million. Income (loss) from those segments in Fiscal Year 1998 was (POUNDS)154 million, (POUNDS)33 million and (POUNDS)(11) million, respectively, in addition to non-allocated costs of (POUNDS)28 million.

In addition to the factors discussed above, which affect net income
(loss), the net loss for Fiscal Year 1998 includes an extraordinary charge of (POUNDS)134 million for the windfall tax enacted by the UK Government in July 1997, which was not deductible for income tax purposes.



Revenues

Operating revenues increased by (POUNDS)132 million (11%), from (POUNDS)1,234 million in Fiscal Year 1998 to (POUNDS)1,366 million in Fiscal Year 1999. This increase is analyzed as follows:

				     Operating Revenues
				   from External Customers
				     Increase (Decrease)
				   from  Fiscal Year 1998
				     to Fiscal Year 1999
				         (POUNDS) millions

 Distribution				    10
 Supply					   126
 Other   				    (4)

 Total operating revenues		   132


Overall revenues from the distribution business (including inter-business sales) increased by (POUNDS)13 million (4%), from (POUNDS)309 million in Fiscal Year 1998 to (POUNDS)322 million in Fiscal Year 1999. This increase is primarily due to an increase in the volume of electrical contracting work undertaken.

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

During Fiscal Year 1999, total revenues produced by the Supply business (including inter-business sales) increased by (POUNDS)124 million (10%) to (POUNDS)1,346 million from (POUNDS)1,222 million for Fiscal Year 1998. Revenues increased primarily due to the signing of new electricity contracts with Non-Franchise Supply Customers in April 1998 and the commencement of residential gas sales in Fiscal Year 1999. Of the total increase of (POUNDS)124 million, (POUNDS)70 million relates to gas supply.


Gross Margin

Gross margin increased by (POUNDS)88 million (24%), from (POUNDS)372 million in Fiscal Year 1998 to (POUNDS)460 million in Fiscal Year 1999 as a result of both the increase in operating revenues described above and reduced unit purchase costs for electricity and gas. The reduced unit purchase costs for electricity have arisen as a result of lower Pool prices, lower-cost CFDs with generators and reduced costs levied by NGC for the management of demand and supply in the Pool.


Operating Costs

Operating expenses increased by (POUNDS)41 million (18%) from (POUNDS)224 million in Fiscal Year 1998 to (POUNDS)265 million in Fiscal Year 1999. This increase was due primarily to a (POUNDS)36 million increase in selling, general and administrative costs, together with a (POUNDS)5 million increase in maintenance expense.

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


Other Income/Expense - Loss on Investment in Ionica

During Fiscal Year 1999, management wrote down the investment in Ionica to their estimate of fair value by charging a loss of (POUNDS)11 million before taxes, in addition to the (POUNDS)41 million before taxes charged in Fiscal Year 1998. The reduction in fair value of the investment was initially recognized by management as "other than temporary" following an announcement by Ionica on May 22, 1998 that it had been unsuccessful in negotiating release of credit lines from providers of bank finance and had been advised to obtain further equity investment prior to seeking further bank funding. On October 29, 1998 Ionica appointed administrators, as it had been unable to obtain further equity investment.

On March 19, 1999 Yorkshire Group sold its investment in Ionica for (POUNDS)2 million, recognizing a further loss on sale of (POUNDS)1 million.


Net Interest Expense

Net interest expense increased by (POUNDS)18 million (17%), from (POUNDS)104 million in Fiscal Year 1998 to (POUNDS)122 million in Fiscal Year 1999.

The increase in interest expense in Fiscal Year 1999 arises from the debt in connection with Yorkshire Group's acquisition of Yorkshire being drawn down in installments during the first quarter of Fiscal Year 1998 and higher interest rates in Fiscal Year 1999.


Income Taxes

Fiscal Year 1999 was favorably affected by a (POUNDS)12 million adjustment to tax liabilities.

During Fiscal Year 1998, the UK rate of corporation tax on income was reduced from 33% to 31%, resulting in a reduction of tax of (POUNDS)12 million. A further reduction in the rate of corporation tax on income, from 31% to 30%, was enacted by the UK government in Fiscal Year 1999 and resulted in a reduction in tax liabilities of (POUNDS)6 million for Yorkshire Group.

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

Financing

During Fiscal Years 1999 and 1998, Yorkshire Group refinanced the 1997 Credit Facility, which matured on July 30, 1998. The 1997 Credit Facility was refinanced through a series of transactions including the February 1998 issuance of (POUNDS)197 million guaranteed Eurobonds, the February 1998 issuance of (POUNDS)400 million of Senior Notes, the June 1998 issuance of (POUNDS)162 million Trust Securities and the entering into of a (POUNDS)550 million syndicated credit facility in July 1998.

The syndicated credit facility consisted of four tranches: Tranche A, a (POUNDS)150 million 364 day revolving credit with a one-year extension option (reduced to (POUNDS)100 million in Fiscal Year 1999 and subsequently cancelled on April 21, 1999); Tranche B, a (POUNDS)130 million 5 year term loan cancelled on December 15, 1999; Tranche C, a (POUNDS)50 million 5 year revolving credit facility and Tranche D, a (POUNDS)220 million 5 year revolving credit facility. Tranches A and B were drawn down to repay the 1997 Credit Facility. During the Transition Period the (POUNDS)130 million loan under Tranche B was replaced in December 1999 by two (POUNDS)65 million 364 day bridging loans, (the "Bridge Facility"). At December 31, 1999 amounts outstanding under the above syndicated credit facility were as follows: Tranche D - (POUNDS)135 million.

Yorkshire Power Pass-Through Asset Trust 2000-1 (the "PATS Trust") is a
New York common law trust, the sole assets of which consist of (i) a 100% beneficial interest in (POUNDS)155 million principal amount of Reset Senior Notes, issued in February 2000 and due February 15, 2020, (the "Senior Notes") issued by Yorkshire Finance 2 ("YPF2"), a subsidiary of Yorkshire Power Group (YPG) and (ii) the rights of the PATS Trust under a currency swap with UBS AG, London Branch (the "Currency Swap") and an option granted to UBS AG, London Branch (the "Call Option").

The PATS Trust has issued $250 million principal amount of 8.25% Pass-Through Asset Trust Securities (PATS) due February 15, 2005 (the Certificates). All of the US Dollar proceeds from the offering by the PATS Trust of the Certificates have been swapped by the Trust with UBS AG, London Branch for (POUNDS) Sterling pursuant to the Currency Swap. The PATS Trust has used the (POUNDS) Sterling, together with the proceeds received by the PATS Trust from UBS AG, London Branch under the Call Option, to purchase the Senior Notes issued by YPF2. YPF2 has loaned the net proceeds to YPG and subsidiaries. YPG has issued a guarantee that fully and unconditionally guarantees the due and punctual payment of principal and interest on the Senior Notes.


The issue raised net proceeds of (POUNDS)165 million, after deducting an allowance for issue costs, which was used as working capital and for the repayment of debt, including repayment of the Bridge Facility.

Available Sources of Credit

At December 31, 1999, in addition to cash flow from Yorkshire's operations available for distribution indirectly to Yorkshire Group, Yorkshire Group had (POUNDS)135 million available under the syndicated credit facility, as its primary source of liquidity.

Yorkshire Group will also be required to fund its ongoing capital expenditures, fund its debt service and cover its seasonal working capital needs. Yorkshire Group expects to fund these ongoing cash requirements through a combination of available cash flow from Yorkshire's operations, amounts raised by the issue of the Certificates and amounts available under the syndicated credit facility.

Use and Source of Funds

The principal sources of funds of Yorkshire Group during the Transition Period were (POUNDS)70 million from operations, which reflects interest paid of (POUNDS)74 million and tax paid of (POUNDS)1 million and (POUNDS)500 million available under the syndicated credit facility (reduced to (POUNDS)270 million during the period). During this period, Yorkshire Group utilized (POUNDS)100 million for capital expenditures. Proceeds from asset sales totalled (POUNDS)1 million.

The principal source of funds of Yorkshire Group during Fiscal Year
1999 were (POUNDS)31 million from operations, which reflects interest paid of (POUNDS)104 million and tax paid of (POUNDS)67 million, in respect of the second installment of the windfall tax; (POUNDS)162 million from the issue of Trust Securities; (POUNDS)550 million available under the syndicated credit facility (reduced to (POUNDS)500 million during the year) and (POUNDS)136 million from the sale of the generation business. During this period Yorkshire Group utilized (POUNDS)149 million for capital expenditures. Proceeds from asset sales (excluding the sale of the generation business) totalled (POUNDS)11 million.

The principal sources of funds of Yorkshire Group during Fiscal Year
1998 were (POUNDS)62 million from operations, which reflects interest paid of (POUNDS)132 million and tax paid of (POUNDS)77 million, including the first installment of the windfall tax of (POUNDS)67 million. Yorkshire Group raised (POUNDS)1,034 million from the 1997 Credit Facility and (POUNDS)440 million in equity. During this period, Yorkshire Group utilized (POUNDS)1,474 million to acquire Yorkshire, (POUNDS)191 million for capital expenditures and raised (POUNDS)593 million from the issue of bonds. Proceeds from asset sales totalled (POUNDS)20 million.


Capital Expenditures

Yorkshire Group's capital expenditures are primarily related to the distribution business and include expenditures for load-related, non-load-related and non-operational capital assets. Load-related capital expenditures are largely required by new business growth. Customer contributions are normally received where capital expenditures are made to extend or upgrade service to customers (except to the extent that such capital expenditures are made to enhance Yorkshire's distribution network generally). Non-load-related capital expenditures include asset replacement which is expected to continue until at least the next decade. Other non-load-related expenditures include system upgrade work that provides for load growth and has the additional benefit of improving network security and reliability. Non-operational capital expenditures are for assets such as fixtures and equipment. For the Transition Period and Fiscal Year 1999 capital expenditures, net of customer contributions, were (POUNDS)100 million and (POUNDS)149 million, respectively. Yorkshire is required to file five year projections with the Regulator for gross capital expenditures related to its regulated distribution network and updates of such projections annually. The projections are based on Fiscal Year 1996 prices, as required by the Regulator. The most recent projection was for the five year period ended March 31, 2000 and was filed in June 1999. This filing indicated Yorkshire's current projection of approximately (POUNDS)540 million in capital expenditures for the five year period. As part of the distribution price control review process the five year period to March 31, 2005 was considered. In Ofgem's final proposals, published in December 1999, Yorkshire's distribution allowed revenues were based on Ofgem's capital projections for load and non-load related expenditure totaling (POUNDS)454 million (in Fiscal Year 1998 prices).

Management believes that cash flow from operations, together with its new and existing sources of credit will provide sufficient financial resources to meet Yorkshire Group's projected capital needs and other expenditure requirements for the foreseeable future. Following the Acquisition, Yorkshire agreed to an amendment to its PES License to the effect that it will use all reasonable endeavors to ensure that it maintains an investment grade credit rating on its long-term debt.

Risk Management

Demand for electricity in the UK is seasonal, with demand being higher in the winter months and lower in the summer months. Yorkshire bills its smaller electricity supply customers on a staggered quarterly basis while it is generally required to pay related expenses (principally the cost of purchased electricity) on 28-day terms. However, approximately 52% of the smaller (<100kW) electricity supply customers settle their accounts using regular payment plans based on prepayment or spreading of the cost of their annual bill evenly throughout the year. A majority of Yorkshire's supply revenues are based on a fixed price per unit. The cost of supply to Yorkshire from the Pool, if not covered by hedging mechanisms, varies throughout the year, generally being higher in winter months and lower in summer months. Yorkshire balances the effect of these influences on its working capital needs with drawings under its available credit facilities.

Yorkshire is exposed to risk arising from differences between the fixed price at which it sells electricity and the fluctuating prices at which it purchases electricity unless it can effectively hedge such exposure. To mitigate its exposure, Yorkshire utilizes CFDs with major UK power generators to fix the price of electricity. Yorkshire had entered into CFDs and power purchase contracts for 14,520 GWh of electricity at December 31, 1999 and 33,275 GWh at March 31, 1999. Yorkshire's electricity sales volumes were 16,628 GWh, 21,676 GWh and 20,236 GWh for the Transition Period, Fiscal Years 1999, and 1998 respectively.


New Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. This statement was originally scheduled to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999: SFAS No. 137 has delayed the effective date for one year. SFAS 133 establishes accounting and reporting standards for derivative instruments. It requires that all derivatives be recognized as either an asset or a liability, measured at fair value, in the financial statements. If certain conditions are met a derivative may be designated as a hedge of possible changes in fair value of a recognized asset or liability or of an unrecognized firm commitment; variable cash flows of a recognized asset or liability or of a forecasted transaction; or foreign currency exposure. The accounting/reporting for fair value changes in a derivative used as a hedging instrument depends on the intended use and resulting designation of the derivative. Management is currently studying the provisions of SFAS 133 to determine the impact of its adoption on results of operations, cash flows and financial condition. Yorkshire intends to adopt the standard as required by January 2001.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the "Market Risks" section in Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Yorkshire Power Group Limited and Subsidiaries (Successor Company).


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
						     Page
Yorkshire Power Group Limited and Subsidiaries

	Unaudited Pro Forma Consolidated Statement
  of Income                                            93

Yorkshire Power Group Limited and Subsidiaries

Independent Auditors' Report                           95
Consolidated Statements of Income                      96
Consolidated Balance Sheets                            97
Consolidated Statements of Changes in
  Shareholders' Equity                                 99
Consolidated Statements of Cash Flows                 100
Notes to the Consolidated Financial Statements        102

YORKSHIRE POWER GROUP AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME FOR
THE YEAR ENDED MARCH 31, 1997
The following unaudited pro forma consolidated statement of income is based upon the consolidated statement of income for the year ended March
31, 1997 of the Predecessor Company adjusted to reflect the items described in notes (1) through (4) below as if the indirect acquisition of the Predecessor Company by the Successor Company had occurred at April 1, 1996.

				                  (In Millions)

			  Predecessor 		               Pro Forma for
			    Period			       the Year Ended
			  April 1, 1996 to     Adjustments     March 31, 1997
			  March 31, 1997
		         (POUNDS)   (1)     (2)    (3)     (4)(POUNDS)   $(5)
Operating revenues	   1,331     -       -      -       -  1,331   2,145
Income from operations	      52     -     (24)    (6)     84    106     171
Other income
   Gain on sale of
     associate		      15     -       -      -       -     15      24
   Other		       5     -       -      -       -      5       8
   Total other income	      20     -       -      -       -     20      32
Interest expense	     (55)  (74)      -      -       7   (122)   (197)
Interest income		      22     -       -      -       -     22      36
Net interest expense	     (33)  (74)      -      -       7   (100)   (161)
Income before income taxes    39   (74)    (24)    (6)     91     26      42
Provision for income taxes   (13)   24       -      2     (30)   (17)    (27)

Net income		      26   (50)    (24)    (4)     61      9      15


(1)	To reflect the interest expense recorded in connection with the
Acquisition financed by (POUNDS)22 million loan notes issued by
Yorkshire Holdings and (POUNDS)1,034 million in short-term debt incurred by the Successor Company and share capitalization of
(POUNDS)440 million.  The loan notes issued by Yorkshire Holdings are redeemable at the option of the bond holder until 2002.  An interest rate of 7% has been assumed for both types of debt.  The impact of a
1/8% change in the assumed interest rate would affect net income by
(POUNDS)1 million.

(2)	Amortization of goodwill recorded in connection with the Acquisition.

(3)	Additional depreciation expense that would have been recorded in connection with the Acquisition.

(4)	To remove the effect of recording the provision for uneconomic gas and electricity contracts ((POUNDS)78 million), loss on interest rate swap agreements ((POUNDS)7 million) and write-down of non-operational properties ((POUNDS)6 million).  If the Acquisition had occurred on
April 1, 1996, these items would have been accounted for as fair value adjustments at that date.


YORKSHIRE POWER GROUP AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME FOR
THE YEAR ENDED MARCH 31, 1997

(5)	Solely for convenience of the reader, UK pound sterling amounts have been translated into US dollars at the closing mid-point in London on
December 31, 1999 of $1.6117 = (POUNDS)1.  See Note 1 ''Summary of
Significant Accounting Policies'' to Yorkshire Group's consolidated financial statements for the Transition Period included elsewhere in this document.


During Pro Forma Fiscal Year 1997, the Predecessor Company incurred expenses of (POUNDS)8.0 million relating to the Acquisition.

No adjustments have been made to the pro forma consolidated statement of income in respect of discontinued operations.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF YORKSHIRE POWER GROUP LIMITED


We have audited the accompanying consolidated balance sheets of Yorkshire Power Group Limited and its subsidiaries (the "Company") as of December 31, 1999 and March 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the nine months ended December 31, 1999 and for the years ended March 31, 1999 and 1998 (all expressed in pounds sterling). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted within the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yorkshire Power Group Limited and its subsidiaries as of December 31, 1999 and March 31, 1999, and the results of their operations and their cash flows for the nine months ended December 31, 1999 and for the years ended March 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

Our audit also comprehended the translation of the pounds sterling amounts into US dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 1. Such US dollar amounts are presented solely for the convenience of readers in the United States of America.


/S/Deloitte & Touche LLP

Deloitte & Touche LLP
Columbus, Ohio
March 16, 2000

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (In Millions)
					     9 Month Period Ended   Year Ended
                                          	December 31          March 31,
              					    1999       	    1999    1998
					      (POUNDS)     $     (POUNDS) (POUNDS)
						      (See Note 1)
OPERATING REVENUES				1,037     1,671    1,366   1,234

COST OF SALES					  717     1,156      906     862

GROSS MARGIN					  320       515      460     372

OPERATING EXPENSES
  Maintenance					   44        71       69      64
  Depreciation and amortization			   61        98       76      71
  Selling, general and administrative		   88       142      115      79
  Restructuring charges			   	    -         -        5      10

INCOME FROM OPERATIONS				  127       204      195     148

OTHER INCOME EXPENSE
  Loss on investment in Ionica		    	    -         -      (12)    (41)
  Other income, net				    6        10        1       2
    Total other income (expense), net	    	    6        10      (11)    (39)

NET INTEREST EXPENSE
  Interest expense				  (87)     (140)    (126)   (117)
  Interest income				    1         2        4      13
    Net interest expense			  (86)     (138)    (122)   (104)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES				   47        76       62       5

PROVISION (BENEFIT) FOR INCOME TAXES	  	   14        23        3      (4)

INCOME FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM AND
    DISCONTINUED OPERATION			   33        53       59       9

INCOME FROM DISCONTINUED OPERATION
  NET OF INCOME TAXES OF (POUNDS)- ($-)
    (POUNDS)2 AND (POUNDS)3			    -         -        4       8

GAIN ON DISPOSAL OF DISCONTINUED
  OPERATION NET OF INCOME TAXES
    CHARGE (BENEFIT) OF
      (POUNDS)(8) ($(13)) (POUNDS)31 AND (POUNDS)-  8        13       24       -

INCOME BEFORE EXTRAORDINARY ITEM		   41        66       87      17

EXTRAORDINARY LOSS - UK WINDFALL TAX	            -         -        -    (134)

NET INCOME (LOSS)			           41        66       87    (117)

The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)
				            December 31,              March 31,
				                   1999                   1999
				              (POUNDS)            $   (POUNDS)
ASSETS					               (See Note 1)
FIXED ASSETS
   Property, plant and equipment, net
     of accumulated depreciation
       of (POUNDS)139 ($224) and (POUNDS)96    1,005      1,619           970
   Construction work in progress	          31         50            15

Total fixed assets			       1,036      1,669           985


CURRENT ASSETS
   Cash and cash equivalents		           9         15            12
   Investments				          16         26            26
   Accounts receivable, less
     provision for uncollectibles
       of (POUNDS)9 ($15) and (POUNDS)9	         108        174           100
   Unbilled revenue			         100        161            84
   Prepaids and other			          44         71            44

Total current assets			         277        447           266


OTHER ASSETS
   Goodwill, net of accumulated
     amortization of (POUNDS)68 ($110)
     and (POUNDS)50      			 902      1,454		  925
   Investments, long-term		          45         73            51
   Prepaid pension asset		         115        185            98
   Other non-current assets		          20         32            22

Total other assets			       1,082      1,744         1,096


Total assets				       2,395      3,860         2,347



The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In Millions, Except Shares)

			                      December 31,   March 31,
      						     1999       1999
					  (POUNDS)     $     (POUNDS)
					    (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY
   Share capital, (POUNDS)1 par value common shares,
      440,000,100 , authorized,
      440,000,002 issued and outstanding      440    709     	440
   Retained profit (deficit)		       11     18        (30)

Total shareholders' equity	              451    727        410

Long-term debt				      964  1,553      1,103

Short-term debt refinanced February 2000      165    266          -

Company-Obligated Mandatorily Redeemable
   Trust Securities of Subsidiary Holding
   Solely Junior Subordinated Deferrable
   Interest Debentures			      166    268        168

OTHER NON-CURRENT LIABILITIES
   Deferred income taxes   	              195    314        214
   Provision for uneconomic
     electricity and gas contracts	       29     47         30
   Other				       13     21         13

Total other non-current liabilities	      237    382        257

CURRENT LIABILITIES
   Current portion of long-term debt            9     15          8
   Short-term debt			      131    211        142
   Accounts payable			       79    127         77
   Accrued liabilities and
     deferred income		               91    147         85
   Income taxes payable			       58     93         37
   Other current liabilities		       44     71         60

Total current liabilities                     412    664        409

Total liabilities	   	            1,944  3,133      1,937

COMMITMENTS AND CONTINGENCIES (NOTE 5)

Total shareholders' equity and
  liabilities			            2,395  3,860      2,347


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



For the nine month period ended December 31, 1999

				    Share Capital        Retained
				   Shares    Amount      Deficit     Total
				           (POUNDS)     (POUNDS)  (POUNDS)

Balance, April 1, 1999	 	440,000,002    440          (30)      410
Net income				  -      -           41        41

Balance, December 31, 1999	440,000,002    440           11       451

The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
						   9 Month Period     Year Ended
						 Ended December 31,    March 31,
					        1999    	    1999    1998
						(POUNDS)     $    (POUNDS)(POUNDS)
Cash flows from operating activities:
Net income (loss)				     41      66       87    (117)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Gain on sale of discontinued operation	      -       -      (24)      -
   Depreciation of fixed asset investment
     included in cost of sales			      7      11        8       -
   Depreciation					     43      69       56      53
   Amortization					     18      29       25      25
   Gain on sale of fixed assets			      -       -       (3)     (3)
   Gain on sale of long-term investment	   	     (3)     (5)       -       -
   Loss on investment in Ionica		     	      -       -       12      41
   Deferred income taxes			    (19)    (30)      15       4
Changes in assets and liabilities:
   Receivables and unbilled revenue		    (24)    (38)     (44)     34
   Prepaid pension asset			    (17)    (27)     (23)    (14)
   Provisions for uneconomic electricity
     and gas contracts				     (1)     (2)     (11)      6
   Accounts payable				      2       3       (5)      3
   Windfall tax payable				      -       -      (67)     67
   Other current assets				      -       -       (4)    (10)
   Other					     23      37        9     (27)
Net cash provided by operating activities	     70     113       31      62

Cash flows from investing activities:
   Proceeds from sale of discontinued
     operation					      -       -      136       -
   Capital expenditures				   (100)   (161)    (149)   (191)
   Proceeds from sale of property,
     plant and equipment			      1       2       11      20
   Proceeds from sale of
     long-term investment			      3       5        2       -
   Purchase of
     Yorkshire Electricity Group plc		      -       -        -  (1,474)
   Reduction in short-term investments	     	     10      16        1       -
   Other					     (1)     (2)      (1)      6
Net cash used in investing activities	    	    (87)   (140)       -  (1,639)


YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

						   9 Month Period     Year Ended
						 Ended December 31,    March 31,
							     1999     1999    1998
					      (POUNDS)       $    (POUNDS) (POUNDS)

Cash flows from financing activities:
   Proceeds from issuance of
     Trust Securities				      -       -      162       -
   Proceeds from issuance of long-term debt	      -       -      130     593
   Proceeds from issuance of common stock	      -       -        -     440
   Payments to terminate interest rate
     swap agreements				      -       -        -     (14)
   Repayments of long-term debt			   (140)   (225)      (5)     (5)
   Net change in short-term debt		    154     248     (341)    377
Net cash provided by (used in)
  financing activities				     14      23      (54)  1,391

Decrease in cash and cash equivalents	     	     (3)     (4)     (23)   (186)

Beginning of year cash and cash
  equivalents					     12      19       35     221

End of year cash and cash equivalents	     	      9      15       12      35



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


					 9 Month Period           Year Ended
					Ended December 31,         March 31,
					         1999            1999     1998
				        (POUNDS)          $   (POUNDS)  (POUNDS)

Cash paid for interest			     74         119       104      132

Cash paid for income taxes		      1           2        67       77


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Yorkshire Group issued (POUNDS)22 million of loan notes during Fiscal
Year 1998 to former shareholders of Yorkshire Electricity Group plc (see note 12).

The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
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

YEG is one of the twelve regional electricity companies ("RECs") in England and Wales licensed to supply, distribute, and to a limited extent, generate electricity. The RECs were created as a result of the privatization of the UK electricity industry in 1990 after the state owned low voltage distribution networks were allocated to the then existing twelve regional boards. YEG's main business, the distribution and supply of electricity to customers in its licensed area (the "Authorized Area"), is regulated under the terms of YEG's Public Electricity Supply License ("PES License") by Ofgem.

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

The consolidated financial statements of Yorkshire Group are presented in pounds sterling ((POUNDS)) and in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet, income statement, statement of cash flows and certain information in the notes to the consolidated financial statements are presented in pounds sterling ((POUNDS)) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of (POUNDS)1 = $1.6117, the closing mid-point in London on December 31, 1999. This presentation has not been translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.


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

Property, plant and equipment

Property, plant and equipment is recorded at fair market value as adjusted at the acquisition date in accordance with APB 16. Items capitalized subsequent to the acquisition are recorded at cost, which includes materials, labor and appropriate overhead costs. Customer contributions towards construction of distribution-related assets reduce the cost of such assets.

Yorkshire Group's policy is to record depreciation on a straight-line basis, except for distribution network assets which are charged at 3% for 20 years and 2% for the remaining 20 years. Assets are depreciated using the following estimated useful lives:

							   Years

Distribution network					      40
Generation						      20
Buildings						Up to 60
Fixtures and equipment					Up to 15
Vehicles and mobile plant				Up to 10


Goodwill

Yorkshire Group's policy is to amortize acquisition costs in excess of fair value of net assets of the business acquired using the straight-line method over a period of 40 years. Recoverability (evaluated on the basis of undiscounted operating cash flow analysis) is reviewed when events or changes in circumstances indicate that the carrying amount may exceed fair value. Goodwill shown in the accompanying consolidated balance sheet relates to the acquisition of YEG.


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

Yorkshire Group accounts for investments in marketable debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Investments in Certain Debt and Equity Securities" ("SFAS 115"). Yorkshire Group's investments are classified as available-for-sale under SFAS 115. Securities whose fair market values are readily determinable are reported at fair value. Securities whose fair market values are not readily determinable are recorded at the lower of cost or net realizable value.

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

In July 1997, the British Government announced a "windfall tax" to be applied at that date to companies privatized by floatation and regulated by relevant privatization statutes. Yorkshire Group recorded an extraordinary loss of (POUNDS)134 million in Fiscal Year 1998 for this tax. The windfall tax is not deductible for UK corporation tax purposes. Half of the tax was paid on December 1, 1997 with the final installment paid on December 1, 1998.


3.	RETIREMENT BENEFITS

Pension plans

Yorkshire operates two plans, one based on defined contributions and a second based on defined benefits.


3.	RETIREMENT BENEFITS (continued)

Defined contribution

The defined contribution plan was established on December 1, 1991. From April 1, 1995 new employees are only eligible to join this plan. The assets of the defined contribution plan are held and administered by an independent trustee. The cost recognized for this plan for the Transition Period and Fiscal Year 1999 was less than (POUNDS)1 million in each accounting period.

Defined benefit
Yorkshire participates in the ESPS, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the UK.
Yorkshire uses the projected unit credit actuarial method for accounting purposes. Amounts funded to the pension are primarily invested in equity and fixed income securities.
			           December 31, 1999    March 31, 1999
			  	    (POUNDS)      $       (POUNDS)
					(amounts in millions)

Reconciliation of Projected Benefit Obligation

Projected benefit obligation
  at April 1                             812      1,309         740
Service cost                               8         13           9
Interest cost                             27         43          43
Plan participants' contributions           2          3           2
Actuarial (gain) loss                     (2)        (3)         44
Prior service cost incurred                -          -          14
Benefits paid                            (29)       (47)        (40)
Projected benefit obligation
  at December 31 (March 31)              818      1,318         812


Reconciliation of Fair Value of Plan Assets

Fair value of plan assets
  at April 1                             908      1,463         855
Actual return on plan assets             104        168          84
Employer contributions                     2          3           7
Plan participants' contributions           2          3           2
Benefits paid                            (29)       (47)        (40)
Fair value of plan assets
  at December 31 (March 31)              987      1,590         908



3.	RETIREMENT BENEFITS (continued)


Funded Status
				    December 31, 1999  March 31, 1999
				     (POUNDS)        $	    (POUNDS)

Funded status                            170        274          96
Unrecognized net actuarial gain          (67)      (108)        (11)
Unrecognized prior service cost           12         19          13

Prepaid pension cost                     115        185          98


The weighted average rates assumed in the actuarial calculations as of the following dates were:

   			        December 31, 1999     March 31,
						      1999    1998
		   	                    %        %         %

Discount rate			          4.75     4.50      6.00
Annual salary rate increase		  4.25     4.00      5.25
Expected long-term rate of return
  on plan assets			  7.50     8.25      9.00



The components of the plan's net periodic pension cost during the period are shown below (in millions):

			9 Month Period Ended   Year Ended    Year Ended
			     December 31,       March 31,     March 31,
			         1999             1999 		1998
  		                  (POUNDS)    $  (POUNDS)     (POUNDS)

Service cost                         8       13        9           9
Interest                            27       43       43          50
Expected return on plan assets	   (51)     (82)     (70)        (66)
Net amortization and deferral	     1        2        1           -

Net periodic pension credit	   (15)     (24)     (17)         (7)




4.	REGULATORY MATTERS

The distribution business of Yorkshire is regulated under its PES license, pursuant to which revenue of the distribution business is controlled by the Distribution Price Control Formula ("DPCF"). The DPCF determines the maximum average price per unit of electricity (expressed in pence per kilowatt hour) that YEG can charge. The DPCF is usually set for a five-year period, subject to more frequent adjustments as determined necessary by the Regulator. At each review, the Regulator can adjust the value of certain elements in the DPCF. On April 1, 1997, 1998 and 1999 YEG's allowed distribution revenues were decreased by 3% below the applicable rate of inflation in the formula, following a review by the Regulator.

In early December 1999, Ofgem issued final proposals in its review of the Distribution Price Control Formula. These proposals were in line with those published in October 1999, and are to be effective for the five year period beginning April 1, 2000. The proposals included a 15% reduction in allowed revenue for Yorkshire and a further 8% transfer of costs to Yorkshire's electricity supply business. Ofgem proposed that the X factor would continue to be 3%. The overall reduction in distribution revenues for Yorkshire would be 23%.

If accepted these proposals would apply from April 1, 2000.  On
December 20, 1999, Yorkshire indicated its intention to accept these proposals.

Yorkshire's electricity supply business is also regulated by Ofgem. Until March 31, 1998 prices were established based upon the Supply Price Control Formula. The current supply price control, which was implemented on April 1, 1998 and is effective until March 31, 2000, takes the form of a series of price caps on the tariffs applicable to Designated Customers in the Authorized Area. These controls also required an additional 3% below inflation reduction which became effective on April 1, 1999. The automatic pass-through of costs previously passed through to residential and business customers below 100kW, consisting primarily of purchased power costs and the correction factor, which annually adjusted prices for any imbalance between forecast and actual costs, were both discontinued from April 1, 1998. From April 1, 2000, electricity priced within the allowed


4.	REGULATORY MATTERS (continued)

level will need to be secured and purchase price risk managed accordingly. If costs turn out significantly below the level allowed by the new price control, Ofgem may take steps to ensure that tariffs are reduced. Price caps for Fiscal Year 1999 took account of the residual correction factor from Fiscal Year 1998.

In early December 1999, Ofgem issued final proposals for a form of transitional price regulation for electricity supply businesses for an additional two years. Such proposals would result in a real price reduction in Yorkshire's standard domestic tariff of 3.6% for the year beginning April 1, 2000. This incorporated a 7.3% distribution price reduction as a result of the distribution price control review. The proposal also provided for a nominal price freeze for the year beginning April 1, 2001.

Yorkshire believes that competitive pressures in the market may require it to charge supply prices which are lower than the maximum prices established by Ofgem. If Yorkshire charges such lower prices, the result will be a further reduction in supply revenues beyond that mandated by Ofgem. Yorkshire's Supply business is under competitive and regulatory pressure to lower supply prices for classes of customers other than those subject to Ofgem's final supply price proposals.

On December 20, 1999, Yorkshire indicated its intention to accept these proposals.

In response to Ofgem's final proposals and increasing competition, Yorkshire has adopted an aggressive program of reducing controllable costs. Significant features of this program include reductions in capital expenditure, staff reductions, outsourcing of certain functions and consolidation of facilities. Yorkshire intends to aggressively pursue this cost reduction program and is evaluating additional cost reduction measures to further mitigate the effects of Ofgem's final proposals and increasing competition in the electricity supply business. Yorkshire Group expects that the net result of Ofgem's electricity supply and distribution price reductions and competitive demands in the Supply business and Yorkshire's mitigation efforts will be a decline in Yorkshire Group's results of operations and a reduction

4.	REGULATORY MATTERS (continued)

in its cash flows which, in each case, may be significant. With the recent introduction of competition to the electricity supply market, customers are now able to select their electricity supplier. Significant additional costs have been incurred by the distribution business to develop new systems for services to facilitate competition. The new services, termed "data management services" include meter operation, data retrieval, processing and aggregation, meter point administration and distribution use of system billing.

The phase-in of competition in the electricity supply market was completed for all PESs in May 1999. The total costs for re-engineering and information technology work was (POUNDS)67 million. Of such amount, approximately (POUNDS)19 million was accounted for in Fiscal Year 1997, (POUNDS)31 million in Fiscal Year 1998, (POUNDS)16 million in Fiscal Year 1999, and (POUNDS)1 million in the Transition Period. Ofgem made proposals in October 1999 (which were accepted by Yorkshire) to allow Yorkshire recovery of (POUNDS)25 million over a five year period ending March 31, 2003. A further (POUNDS)7 million is expected to be recovered through Pool cost recovery and other national mechanisms and (POUNDS)8 million has been capitalized as such amount is expected to provide future benefits to the Supply business, with the balance of (POUNDS)27 million being expensed. Of the amount expensed, approximately (POUNDS)19 million was expensed in Fiscal Year 1997, (POUNDS)2 million was expensed in Fiscal Year 1998 and (POUNDS)5 million was expensed in Fiscal Year 1999. The remaining (POUNDS)1 million was expensed in the Transition Period. The Pool cost recovery mechanism referred to above pursuant to which (POUNDS)7 million is expected to be recovered will be terminated with the introduction of NETA. It is expected that the arrangements under NETA will allow the recovery of 1998 costs as planned.

OFFER also made proposals in October 1997 (which were accepted by Yorkshire) to provide an annual allowance of (POUNDS)3 million for the period 1998 through 2000 to cover related operating costs. This allowance has been retained for the period to 2004/05 under Ofgem's final Distribution Price Control Formula published in December 1999 and in addition the set-up cost allowance of (POUNDS)5 million per year has been extended for a further two years from 2002/03 to 2004/05. The December 1999


4. REGULATORY MATTERS (continued)

distribution price control final proposal divides the data management services allowance which covers both the set up and operating costs described above between the electricity supply and distribution businesses with two thirds of the allowance remaining in the distribution business. This reflects the transfer of meter reading and data collection activities to electricity supply.

The Regulator's proposals also provided that RECs should be penalized as a result of the market opening being delayed beyond
April 1998. Yorkshire has incurred a penalty of (POUNDS)3 million as a consequence of the delay. A provision for penalties of (POUNDS)3 million was included in the results for Fiscal Year 1998.


5.	COMMITMENTS AND CONTINGENCIES

Electricity and gas purchase agreements

As part of the sale of RPG during Fiscal Year 1999, certain contracts were renegotiated. This enabled Yorkshire to release its balance sheet provision for uneconomic electricity and gas contracts. In the light of renegotiated contracts, a reduced provision of (POUNDS)32 million was created. The new provision relates to a financial instrument, which compensates RPG in respect of gas purchases in excess of market price for a period up to Fiscal Year 2009. The provision, for the net present value of expected future payments, reflects management's expectation of market prices of electricity (to which the contract is partially indexed) and future gas prices. The provision at December 31, 1999 was (POUNDS)29 million.

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

5.		COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

Yorkshire Group is routinely a party to legal proceedings arising in the ordinary course of business which are not material, either individually or in the aggregate. Except as described below, Yorkshire Group is currently not a party to any material legal proceedings nor is it aware of any threatened material legal proceedings.

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

On February 10, 1999, the Court of Appeal ruled that the particular arrangements made by NGC and National Power to dispose of the surplus, partly by cancelling liabilities relating to pension costs resulting from early retirement, were invalid as they did not comply fully with the rules and procedures for dealing with surplus at that time. However, the Court of Appeal did uphold the High Court's ruling that NGC and National Power could benefit from pension scheme surplus provided that the scheme rules allow and that the interests of the members are taken into account.

Following a further hearing on May 25 and May 26, 1999 the Court of Appeal ordered NGC and National Power to pay all sums properly payable by them to their group trustees. However, enforcement of the order was stayed pending the outcome of any appeals to the House of Lords, leave for which was granted.




5.		COMMITMENTS AND CONTINGENCIES (continued)

NGC and National Power have now initiated appeals in the House of Lords. NGC and National Power have also executed amendments which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment.

Yorkshire made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount receivable by the ESPS in respect of the use of surplus by Yorkshire would be approximately (POUNDS)38 million plus interest.

Yorkshire is considering, with EPSL (the Scheme's central co-ordinating and policy body) and other member companies, the option of executing similar retrospective deeds of amendment to those executed by the two litigants: NGC and National Power.

An agreement has been reached between Yorkshire and its pension trustees to the effect that no legal action for the recovery of "outstanding" contributions will be initiated by the trustees against Yorkshire prior to the House of Lords judgment on the NGC and National Power appeals. In consideration of this, Yorkshire will waive any defense in this matter based on the six year statutory limitation period, this waiver commencing from June 24, 1999, the date when the agreement was first mooted and agreed in principle.

Operating leases

Yorkshire Group has commitments under operating leases with various terms and expiration dates. Rental expenses incurred for operating leases in the Transition Period, Fiscal Year 1999 and Fiscal Year 1998 were (POUNDS)6 million ($10 million), (POUNDS)3 million and (POUNDS)3 million respectively.




5. COMMITMENTS AND CONTINGENCIES (continued)

Future minimum commitments under these operating leases as of December 31, 1999 are as follows:

Due during Calendar Year ending December 31,

			(POUNDS)
			(millions)
2000 				3
2001 				1
2002 				1
2003				1
2004 				1
Thereafter			8
Total			       15


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

Intersegment sales primarily represent sales from the distribution business to the supply business for use of the distribution network.

6.	SEGMENT REPORTING (continued)

The results and capital expenditure attributable to the generation business, which was disposed of during Fiscal Year 1999 has been treated as a discontinued operation, are excluded from the segment information shown below.

Depreciation and amortization includes depreciation of fixed asset investments, which is included within cost of sales in the income statement.

Information technology support activities for Yorkshire Group have been included in the results reported for the Supply business from April 1, 1999. The segment information for Fiscal Years 1999 and 1998 has been reclassified to conform to current period presentation.

6. SEGMENT REPORTING (continued)

A summary of information about Yorkshire Group's operations by segments follows (in millions):


					Nine Month Period Ended December 31, 1999

                     Distribution     Supply         Other       Eliminations   Consolidated
		                                                 and non-
		                                                 allocated
		                                                 items
		    (POUNDS) $       (POUNDS) $ (POUNDS)     $ (POUNDS)      $   (POUNDS)    $
Revenues from
  external customers   63    102     969   1,561      4      6       1        2   1,037  1,671
Intersegment sales    175    282      28      45      1      2    (204)    (329)      -      -
Depreciation and
  amortization         33     53      16      26      1      2      18       29      68    110
Income from
  operations          111    178      39      63     (5)    (8)    (18)     (29)    127    204
Total assets        1,013  1,633     455     733  2,710  4,368  (1,783)  (2,874)  2,395  3,860
Capital expenditure    72    116      28      45      -      -       -        -     100    161



				Year Ended March 31, 1999

	        Distribution       Supply            Other       Eliminations   Consolidated
		                                                 and non-
		                                                 allocated
		                                                 items
	            (POUNDS)       (POUNDS)         (POUNDS)     (POUNDS)       (POUNDS)

Revenues from
  external customers      63          1,295              8              -        1,366
Intersegment sales       259             51             15           (325)           -
Depreciation and
  amortization            38             17              4             25           84
Income from
  operations             153             69             (3)           (24)         195
Total assets             960            417          2,586         (1,616)       2,347
Capital expenditure      108             23              3              -          134



					Year Ended March 31, 1998

	        Distribution     Supply         Other       Eliminations   Consolidated
		                                             and non-
		                                             allocated
		                                             items
	            (POUNDS)    (POUNDS)      (POUNDS)      (POUNDS)         (POUNDS)

Revenues from
  external customers      53       1,169           12            -             1,234
Intersegment sales       256          53           30          (339)               -
Depreciation and
  amortization            35           6            5            25               71
Income from
  operations             154          33          (11)          (28)             148
Capital expenditure      134          23            4             -              161




6. SEGMENT REPORTING (Continued)

Non-allocated items within total assets consist of goodwill of (POUNDS)902 million in the Transition Period and (POUNDS)925 million in Fiscal Year 1999.

Non-allocated items within income from operations consist of amortization of goodwill of (POUNDS)18 million in the Transition
Period and (POUNDS)25 million in both Fiscal Year 1999 and Fiscal
Year 1998.

7.	LOSS ON INVESTMENT IN IONICA

Yorkshire Group's investment in Ionica was initially included in its consolidated balance sheet at its fair value at acquisition on April 1, 1997 of (POUNDS)54 million plus a subsequent additional investment of (POUNDS)1 million. The Company has written down the carrying value of the investment to their estimate of fair value by charging a loss of (POUNDS)11 million to the income statement during Fiscal Year 1999.

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

On March 19, 1999 Yorkshire Group sold its investment in Ionica for (POUNDS)2 million, recognizing a loss on sale of (POUNDS)1 million.

8.	INCOME TAXES

Yorkshire Group's income tax expense (benefit) consists of the following (in millions):

			 9 Month Period Ended      Year Ended  Year Ended
	                       December 31,            March 31,  March 31,
			          1999                   1999        1998
			      (POUNDS)     $         (POUNDS)      (POUNDS)
Current 		     34           55             (10)          (5)
Discontinued operation 	     (8)         (13)              -            -
Deferred		    (20)         (32)             15            4

Total			      6           10               5           (1)


The following is a reconciliation of the difference between the amount of income taxes computed by multiplying book income before income taxes by the statutory rate, and the amount of income taxes reported (in millions):


					9 Month Period Ended      Year Ended
						  December 31,       March 31,
					           1999         1999     1998
					    (POUNDS)        $  (POUNDS)(POUNDS)

Income before taxes and
  extraordinary loss including
  income from discontinued
  operations of (POUNDS)- nil,
  (POUNDS)6 million and (POUNDS)11 million
  before income taxes		         	47       76       68      16

Income taxes computed at
  statutory rate (tax rate 30%)        		14       23       20       5
Effect of change in tax rate
  on deferred taxes		          	 -        -       (6)    (12)
Permanent differences		          	 5        8        8      10
Discontinued operation		         	(8)     (13)       -       -
Adjustment to tax liabilities	         	(4)      (6)      (12)     -
Other					        (1)      (2)      (5)     (4)

Total income tax expense
  (credit)				         6       10        5      (1)


The tax effect of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheet and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows (in millions):
8.	INCOME TAXES (continued)


				    December 31, 1999  March 31, 1999
				     (POUNDS)      $        (POUNDS)
Deferred tax liabilities:
  Property related temporary
    differences			        181        292            207
  Pension			 	 33         53             27
  Provision for electricity and
    gas contracts		         (9)       (15)            (9)
  Other				         (8)       (13)            (8)

Net deferred tax liability	        197        317            217
Portion included in current
  liabilities			          2          3              3

Long-term deferred tax liability         195       314            214

The tax years since 1994 are currently under review by the Inland
Revenue in the UK. In the opinion of management, the settlement of open years will not have a material adverse effect on results of operations, financial position or cash flows of Yorkshire Group.

9.	FINANCIAL INSTRUMENTS

Yorkshire utilizes CFDs to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. Such contracts allow Yorkshire to effectively convert the majority of its anticipated Pool purchases from variable market prices to fixed prices. CFDs are in place to hedge a portion of electricity purchases on approximately 14,520 GWh through the year 2003. Accordingly, the gains and losses on such contracts are deferred and recognized as electricity is purchased. Management's estimate of the fair value of CFDs outstanding at December 31, 1999 and March 31, 1999 is a net liability of (POUNDS)46 million ($74 million) and (POUNDS)6 million, respectively. This estimate is based on management's projections of future prices of electricity.

Yorkshire is exposed to losses in the event of non-performance by counterparties to its CFDs. To manage this credit risk, Yorkshire selects counterparties based on their credit ratings, limits its exposure to any one counterparty, and monitors the market position of the programs and its relative market position with each counterparty. There was no non-performance by counterparties at December 31, 1999 and March 31, 1999.



9. FINANCIAL INSTRUMENTS (continued)

Yorkshire Group has entered into interest rate cap agreements as part of its risk management policy and to mitigate the effects of interest rate changes. Under these agreements counterparties have agreed to pay amounts to Yorkshire Group equal to the excess of variable interest rate obligations over fixed cap interest rate obligations in consideration of a fixed non-returnable premium payment. Receipts from counterparties are recognized as a reduction in interest expense. Premium payments are recognized as an increase in interest expense over the term of the agreement. At December 31, 1999, Yorkshire Group was party to interest rate cap agreements with a notional value of (POUNDS)40 million which were at a fixed cap interest rate of 7.5%.

In February 1998, Yorkshire Group issued $350 million aggregate principal amount of 6.154% Senior Notes due 2003 and $300 million aggregate principal amount of 6.496% Senior Notes due 2008. Upon issuance of these notes, to hedge the currency exposure related to having sterling cash flows and dollar interest payments, cross-currency swaps were taken out, maturing in 2003 and 2008.

In June 1998, Yorkshire Group issued $275 million aggregate principal amount of 8.08% Trust Securities due 2038. In order to hedge the resulting currency exposure cross currency swaps were taken out which mature in 2008. One of these swaps was partially cancelled in December 1999 following the repurchase by Yorkshire Group of Trust Securities with a face value of approximately $3 million.

Payments to counterparties in respect of cross-currency swaps are recorded as an interest expense.

At December 31, 1999 and March 31, 1999 Yorkshire Group was party to cross-currency swap agreements with a notional value of (POUNDS)560 million and (POUNDS)562 million respectively.

The estimated fair values of Yorkshire Group's financial instruments are as follows (in millions):


9.	FINANCIAL INSTRUMENTS (continued)


		                     December 31, 1999        March 31, 1999
							      Carrying  Fair
			       Carrying Amount    Fair Value  Amount  Value
		              (POUNDS)       $ (POUNDS)    $  (POUNDS)(POUNDS)
Long term debt
(including Trust Securities)   (1,139) (1,836) (1,149) (1,852) (1,279) (1,393)
Cross currency swap agreements      -       -     (52)    (84)      -     (67)

The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or the current rates offered to Yorkshire Group for debt of the same remaining maturities. The fair values of cross currency swap and interest rate cap agreements are determined by reference to prices available from the markets on which these instruments are traded.

The book value and fair value of the interest rate cap at December 31, 1999 and March 31, 1999 was (POUNDS)nil.


10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

				     December 31, 1999   March 31, 1999
				      (POUNDS)      $          (POUNDS)

Distribution network		        1,214     1,956           1,141
Non-network land and buildings	           38        61              37
Other				          180       290             149
Consumer contributions		         (288)     (464)           (261)

				        1,144     1,843           1,066
Accumulated depreciation	         (139)     (224)            (96)

Property, plant and equipment, net      1,005     1,619             970



10.	PROPERTY, PLANT AND EQUIPMENT (continued)

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


11.	LONG-TERM DEBT

Long-term debt consisted of the following (in millions):


				    December 31, 1999       March 31, 1999
				     (POUNDS)         $           (POUNDS)

7.25% Guaranteed Eurobonds, due 2028	   198       319              198
8.625% Eurobonds, due 2005		   151       243              151
9.25% Eurobonds, due 2020		   207       334              207
6.154% Senior Notes, due 2003		   215       346              215
6.496% Senior Notes, due 2008		   185       298              185
8.08% Trust Securities, due 2038	   166       268              168
Syndicated Credit Facility		     -         -              130
0% Unsecured Loan, due 2000-2009	     1         2                1

European Investment Bank:
   7.52% credit facility,
      due 1999-2002			    11        18               15
   6.55% credit facility,
      due 1997-2000			     5         8                9

Total					 1,139     1,836            1,279
Less current maturities			    (9)      (15)              (8)

Less Trust Securities			  (166)     (268)           (168)

Long-term debt, net of current
  maturities and Trust Securities	   964     1,553            1,103



11.	LONG-TERM DEBT (continued)

Long-term debt outstanding at December 31, 1999 is payable as follows (in millions):

					       (POUNDS)       $
For the calendar years ended December 31,

2000 						     9         15
2001						     4          6
2002 						     4          6
2003 						   215        347
2004 						     -          -
Thereafter					   907      1,462

Total						 1,139      1,836



In addition (POUNDS)165 million of short-term debt was replaced, in February 2000, by long-term debt maturing no earlier than 2005.

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

The issue raised net proceeds of (POUNDS)162 million, which was used as working capital and for the repayment of short-term debt.



12.	SHORT-TERM DEBT

Short-term debt consisted of the following (in millions):

				December 31, 1999     March 31, 1999
			       (POUNDS)       $        (POUNDS)

Syndicated credit facility	  100        161          108
Bank loans	    	            1          2           24
Bills of exchange		   20         32            -
Loan notes			   10         16           10

Total			          131        211          142


At December 31, 1999 and March 31, 1999 the weighted average interest rate was 6.0% and 6.1%, respectively.

A syndicated credit facility was entered into during Fiscal Year 1999, which consisted of four tranches: Tranche A, a (POUNDS)150 million 364 day revolving credit with a one-year extension option (reduced to (POUNDS)100 million in Fiscal Year 1999 and subsequently cancelled on April 21, 1999); Tranche B, a (POUNDS)130 million 5 year term loan cancelled on December 15, 1999; Tranche C, a (POUNDS)50 million 5 year revolving credit facility and Tranche D, a (POUNDS)220 million 5 year revolving credit facility. The interest rates on the facilities are based on LIBOR plus a margin of 0.25%, plus the cost imputed to the lenders of compliance with central bank and regulator requirements. The facilities contain certain restrictive covenants which include a minimum earnings to interest ratio.

12.	SHORT-TERM DEBT (continued)

The acquisition of YEG was financed in part by the issuance of (POUNDS)22 million of loan notes to former YEG shareholders. These notes are redeemable at the option of the holder, on March 31, 1998 and thereafter on each March 31 prior to March 31, 2002. (POUNDS)6 million of notes were redeemed at March 31, 1998 and a further (POUNDS)6 million at March 31, 1999. Any loan notes outstanding at March 31, 2002 shall be repaid in full at that date. The interest rate on the notes is reset semi annually at 1% below the rate at which National Westminster Bank plc is offering six month sterling deposits of (POUNDS)5 million in the London inter-bank market. At December 31, 1999, and March 31, 1999 the interest rate on the notes was 5.0% and 4.2%, respectively.

At December 31, 1999 and March 31, 1999 unused committed bank facilities were available to the Company in the amount of (POUNDS)135 million ($218 million) and (POUNDS)262 million, respectively. Commitment fees of approximately 1/10 of 1% of the unused committed bank facilities are required to maintain the facilities existing at December 31, 1999, which have expiration dates in Calendar Year 2003. In addition, the Company has commercial paper programs which provide for the issuance, at a discount, of up to $550 million at face value in commercial paper with short-term maturities (up to 364 days).


13.	SHORT-TERM DEBT REFINANCED

On December 15, 1999 Yorkshire cancelled tranche B of the
Syndicated loan facility, a (POUNDS)130 million 5 year term loan. This was replaced with two (POUNDS)65 million loans on 364 day terms. The two loans were used to bridge the gap between the cancellation of tranche B and the issue of the Pass-Through Asset Trust Securities in February 2000. Yorkshire repaid the loans on February 16, 2000.

Yorkshire Power Pass-Through Asset Trust 2000-1 (the "PATS
Trust") is a New York common law trust, the sole assets of which consist of (i) a 100% beneficial interest in (POUNDS)155 million principal amount of Reset Senior Notes due February 15 2020 (the "Senior Notes") issued by Yorkshire Finance 2 ("YPF2"), a subsidiary of Yorkshire Power Group (YPG) and (ii) the rights of the PATS Trust under a currency swap with UBS AG, London Branch (the "Currency Swap") and an option granted to UBS AG, London Branch (the "Call Option").

13.	SHORT-TERM DEBT REFINANCED (continued)

The PATS Trust has issued $250 million, principal amount of its 8.25% Pass-Through Asset Trust Securities due February 15, 2005 (the "Certificates"). All of the US Dollar proceeds from the offering by the PATS Trust of the Certificates have been swapped by the PATS Trust with UBS AG, London Branch for (POUNDS) Sterling pursuant to the Currency Swap. The PATS Trust has used the (POUNDS) Sterling, together with the proceeds received by the PATS Trust from UBS AG, London Branch under the Call Option to purchase the Senior Notes issued by YPF2. YPF2 has loaned the net proceeds to YPG and subsidiaries. YPG has issued a guarantee that fully and unconditionally guarantees the due and punctual payment of principal and interest on the Senior Notes.

The issue raised net proceeds of (POUNDS)165 million, after deducting an allowance for issue costs, which was used as working capital and for the repayment of debt, including repayment of the loans described above.


14.	DISCONTINUED OPERATIONS

Yorkshire's generation business was disposed of during Fiscal
Year 1999. In respect of the sale proceeds of (POUNDS)136 million were received (net of fees and cash disposed of), which were used to reduce debt. A gain on sale of (POUNDS)24 million, net of income taxes of (POUNDS)31 million was included in net income for Fiscal Year 1999.

A favorable adjustment to tax liabilities of (POUNDS)8 million, in respect of the disposal, has been recognized in the Transition
Period.



15	BUSINESS RESTRUCTURING

In December 1997, Yorkshire announced a planned business restructuring intended to enable it to meet increased competition and react to potential regulatory developments in the energy markets in the UK. The restructuring has resulted in the distribution and supply businesses becoming more self-sufficient (sharing common services where it is effective and efficient to do so).

As a result of the business restructuring, approximately 291 positions were eliminated, which related principally to the distribution business in Fiscal Year 1999 and corporate center employees in Fiscal Year 1998. A charge of approximately (POUNDS)5 million was recorded in Fiscal Year 1999 (relating to 131 positions) together with (POUNDS)10 million in Fiscal Year 1998 (relating to 160 positions) to reflect the cost of these workforce reductions.

The amount of the provision reflected in the balance sheets at December 31, 1999 and March 31, 1999 is (POUNDS)nil and (POUNDS)2 million respectively. There has been no significant change to the estimate of costs incurred or the number of positions eliminated.

Business Streamlining

Yorkshire plans to streamline its distribution and Supply workforces and has announced a reduction of approximately 350 positions (260 positions from the distribution business and 90 positions from the supply business) during 2000 and a further 75 positions from the distribution business in 2001. A provision of approximately (POUNDS)7 million has been recorded in January 2000 to reflect the cost of the 350 reductions in 2000.



16. UNAUDITED QUARTERLY FINANCIAL INFORMATION


The following amounts reflect the treatment of the generation business (disposed of during Fiscal Year 1999) as a discontinued operation for Fiscal Years 1999 and 1998.

			Quarterly Periods Ended 1999
(in (POUNDS) millions)	June 30   September 30   December 31

Operating revenues	    316            329           392
Operating income	     34             32            61
Net income 		      2              6            33

A favorable adjustment to tax liabilities of (POUNDS)8 million in respect of the disposal of Yorkshire's generation business during Fiscal Year 1999, has been recognized during the last quarter in the Transition Period. Yorkshire's portfolio of energy contracts is structured so that, compared to Fiscal Year 1999, higher CFD costs are incurred in summer months, with comparatively lower CFD costs anticipated in winter months.

			Quarterly Periods Ended 1998/99
(in (POUNDS) millions)
		      June 30   September 30   December 31  March 31

Operating revenues	  292         301         379          394
Operating income	   46          44          56           49
Net income 		   20          12          45           10

The quarter ended December 31, 1998 includes a gain on sale of discontinued operation of (POUNDS)24 million (net of income taxes of (POUNDS)31 million).

			 Quarterly Periods Ended 1997/98
(in (POUNDS) millions)
			June 30  September 30  December 31  March 31

Operating revenues	    25           270          349       358
Operating income	    29            39           48        32
Net income (loss) before
Extraordinary item	     5            21           16       (25)
Net income 		     5          (113)          16       (25)

The quarter ended September 30, 1997 includes an extraordinary loss of (POUNDS)134 million for windfall tax. The quarter ended
March 31, 1998 includes an unrealized loss following the reduction in fair value of Yorkshire Group's investment in Ionica of (POUNDS)41 million.




17.	UNAUDITED INCOME STATEMENT FOR THE
    NINE MONTH PERIOD ENDED DECEMBER 31, 1998


						Nine Month Period Ended
						   December 31, 1998
						     (in millions)

                                                           (POUNDS)

OPERATING REVENUES . . . . . . . . . . . .                      972

COST OF SALES. . . . . . . . . . . . . . .                      632

GROSS MARGIN . . . . . . . . . . . . . . .                      340

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .                       45
  Depreciation and Amortization. . . . . .                       56
  Selling, General and Administrative. . .                       93

       INCOME FROM OPERATIONS. . . . . . .                      146

OTHER (EXPENSE) INCOME:
  Loss on Investment in Ionica . . . . . .                      (11)
  Other Income, net. . . . . . . . . . . .                        4
       Total Other (Expense) Income, net .                       (7)

NET INTEREST EXPENSE:
  Interest Expense . . . . . . . . . . . .                      (99)
  Interest Income. . . . . . . . . . . . .                        5
       Net Interest Expense. . . . . . . .                      (94)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . .                       45

(BENEFIT) FOR INCOME TAXES. . . . . . . . .                      (4)

INCOME FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM AND DISCONTINUED
    OPERATIONS . . . . . . . . . . . . . .                       49

INCOME FROM DISCONTINUED OPERATION
  NET OF INCOME TAXES OF (POUNDS)1. . . . . . . .                 3

GAIN ON DISPOSAL OF DISCONTINUED
  OPERATION NET OF INCOME TAXES OF
    (POUNDS)30  . . . . . . . . . . . . . . . . .                25

NET INCOME (LOSS). . . . . . . . . . . . .                       77





Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



Management of Yorkshire Group

The following table sets forth certain information with respect to the executive officers and directors of Yorkshire Group as of December 31, 1999:

Name			Age	Position

Dr. E. Linn Draper, Jr.	57	Chairman and Director
Donald M. Clements, Jr.	50	Director
Armando A. Pena		54	Chief Financial Officer and Director
Wayne H. Brunetti	57	Vice Chairman and Director
Richard C. Kelly	53	Director
Paul J. Bonavia		48	Director

As of January 1, 2000, Mr Brunetti became Chairman of Yorkshire Group and Dr Draper became Vice Chairman.

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

Richard C. Kelly.   Has been a Director of Yorkshire Group since
February 1997. Since August 1997, has been Executive Vice President and Chief Financial Officer of NCE. From 1990 to 1997, was Senior Vice President of Public Service Company of Colorado.

Paul J. Bonavia.		Has been a Director of Yorkshire Group since
December 1998. Since December 1997, has been Senior Vice President and General Counsel of NCE. From March 1997 to December 1997 was Of Counsel at LeBoeuf, Lamb, Greene & MacRae, LLP. From 1991 to February 1997, was
Senior Vice President at Dominion Resources, Inc.


Management of Yorkshire Finance and Yorkshire Finance 2

The following table sets forth certain information with respect to the Boards of Directors of Yorkshire Finance as of December 31, 1999 and Yorkshire Finance 2 as of January 7, 2000:

Name				Age	Position

Graham J. Hall			56	Director
Roger Dickinson			53	Director
Andrew G. Donnelly		44	Director

Graham J. Hall.   Has been a Director of Yorkshire Finance since August
1997 and a Director of Yorkshire Finance 2 since January 2000. Since January 1998, has been the Chief Executive of Yorkshire. From April 1997 to December 1997, was the Group Operations Director of Yorkshire. From 1990 through 1997, was the Group Executive Director, Distribution of Yorkshire.

Roger Dickinson.   Has been a Director of Yorkshire Finance since
August 1997 and a Director of Yorkshire Finance 2 since January 2000. Since 1989, has been Group Company Secretary and Solicitor of Yorkshire.

Andrew G. Donnelly.   Has been a Director of Yorkshire Finance since
December 1997 and a Director of Yorkshire Finance 2 since January 2000. Since January 1998, has been Finance Director of Yorkshire. From January 1996 through December 1997, was Group Financial Controller of Yorkshire. From 1993 to 1996, was Financial Controller, System Division of Yorkshire.


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


Management Compensation of Yorkshire Finance and Yorkshire Finance 2

The directors of Yorkshire Finance and Yorkshire Finance 2 listed above receive no cash or non-cash compensation as a result of their services performed for Yorkshire Finance and Yorkshire Finance 2. The salaries of all directors listed immediately above are paid by Yorkshire solely for their services performed for Yorkshire.



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Yorkshire Power Group Ltd is wholly owned indirectly by AEP and NCE.
The following table shows the number of shares of common stock of AEP and NCE, respectively, owned by the directors and executive officers of Yorkshire Power Group Limited as of December 31, 1999:


Name                      Title of Security   Number of Shares
	                         	      Beneficially
					      Owned  (1)

Dr. E. Linn Draper, Jr.   AEP Common Stock	8,670  (2)(3)

Donald M. Clements, Jr.   AEP Common Stock    	1,424  (2)

Armando A. Pena           AEP Common Stock    	5,306  (2)

Wayne H. Brunetti         NCE Common Stock  	378,123  (4)(5)(6)

Richard C. Kelly          NCE Common Stock  	111,215  (4)(6)(7)

Paul J. Bonavia           NCE Common Stock   	88,848  (4)(6)


Directors and executive officers of Yorkshire Power Group Ltd as a group (6 persons)
                          AEP Common Stock  	15,400(8)

                          NCE Common Stock 	578,186	(8)


(1)	"Beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security.

(2)	Includes shares of AEP common stock held in the AEP Savings Plan as follows: Dr. Draper 3,449 shares, Mr. Clements 1,424 shares and Mr.
Pena 3,791 shares.

(3)	Includes 5,221 shares of AEP common stock held in joint tenancy with
Dr. Draper's wife.

(4)	Includes shares of NCE common stock which the following have the right to acquire as of December 31, 1999, through the exercise of options, currently exercisable or exercisable within 60 days, granted under the NCE Omnibus Incentive Plan and the predecessor PSCo Omnibus
Incentive Plan as follows: Mr. Brunetti 348,334 Mr. Kelly 100,000 and
Mr. Bonavia 88,000 shares.

(5) Includes 29,127 shares of NCE common stock held in joint tenancy.

(6)	Includes shares of NCE stock held in the NCE's Employee Savings and
Stock Option Plan as follows: Mr. Brunetti 662, Mr. Kelly 2,876 and
Mr. Bonavia 148.

(7)	Includes 263 shares of NCE common stock held by Mr. Kelly's wife in the
NCE Savings Plan.

(8) 	Represents less than 1% of outstanding common stock of AEP or NCE, as applicable.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS WITH MANAGEMENT AND OTHERS

None

CERTAIN BUSINESS RELATIONSHIPS

See Items 10 and 11 herein.

INDEBTEDNESS OF MANAGEMENT

None

TRANSACTIONS WITH PROMOTERS

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

(3)   Exhibits:
Exhibits are listed in the Exhibit Index on pages 141 to 145.

(b)	Reports on Form 8-K:

The registrant has not filed any reports on Form 8-K during the last quarter of the Transition Period.

A report on Form 8-K, dated December 20 1999, was filed during the quarter ended March 31, 2000, under Item 5 of Form 8-K, in respect of the supply and distribution price control reviews.

	SIGNATURES

Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Yorkshire Power Group Limited, certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in London, England on March 16, 2000.


YORKSHIRE POWER GROUP LIMITED



By:	/s/Armando A. Pena
Director and Chief Financial
Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature 	 Title				 Date

(i)	Principal Executive Officer:
	 /s/*Wayne H Brunetti.


			Chairman of the Board   	March 16, 2000
			and Director


(ii)	Principal Financial Officer
	and Principal Accounting Officer:


				Chief Financial Officer March 16, 2000
 	/s/Armando A. Pena	and Director



(iii) A Majority of the Directors
	*Dr. E. Linn Draper, Jr.
	*Donald M Clements, Jr.
	*Richard C Kelly
	*Paul J Bonavia



*BY	Authorized Representative March 16, 2000
/s/Armando A. Pena, Attorney-in-Fact	in the United States

INDEPENDENT AUDITORS' REPORT

To The Shareholders and Board of Directors of Yorkshire Power Group Limited and Subsidiaries

We have audited the consolidated financial statements of Yorkshire
Power Group Limited and its subsidiaries (the "Company") as of December 31, 1999, March 31, 1999 and March 31, 1998, and for the 9 month period ended December 31, 1999, and the years ended March 31, 1999 and March 31, 1998, and have issued our report thereon dated March 16, 2000. Our audits also included the financial statement schedule of the Company, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the corresponding basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Columbus, Ohio

March 16, 2000

YORKSHIRE POWER GROUP LIMITED
(Successor Company)

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In Millions)

Column A                 Column B            Column C          Column D       Column E
			                     Additions
			Balance at   Charged to   Charged to                 Balance at
			Beginning of Costs and      Other                    End of
		        Period       Expenses      Accounts    Deductions    Period
Description             (POUNDS)     (POUNDS)      (POUNDS)    (POUNDS)      (POUNDS)
9 month period ended December 31, 1999

Deducted from Assets:
   Accumulated Provision for
     Uncollectible Accounts  9           4           -           4(a)          9

                             9           4           -           4             9



Year ended March 31, 1999

Deducted from Assets:
   Accumulated Provision for
     Uncollectible Accounts  6           9          -            6(a)          9

                             6           9          -            6             9



Year ended March 31, 1998

Deducted from Assets:
   Accumulated Provision for
     Uncollectible Accounts  6          6           -            6(a)         6

                             6          6           -            6            6

(a)	Uncollectible accounts written-off


EXHIBIT INDEX

Certain of the following exhibits, designated with an asterisk (*), are filed herewith. The exhibits not so designated have heretofore been filed with the Commission and, pursuant to 17 C.F.R. 229.10(d) and 240.12b-32, are incorporated herein by reference to the documents indicated in parentheses following the descriptions of such exhibits. Certain instruments which define the rights of holders of debt securities of Yorkshire Power Group Limited and its subsidiaries are not filed herewith pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K, 17 C.F.R. 229. Yorkshire Power Group Limited agrees to furnish a copy of each such instrument to the SEC upon request.


Exhibit
Number	Description


3.1	Memorandum and Articles of Association of Yorkshire Power Group
Limited (Designated in Registration 333-47925 as Exhibit 3.1).

3.2	Certificate of Incorporation of Yorkshire Power Group Limited
(Designated in Registration 333-47925 as Exhibit 3.2).

4.1	Subordinated Indenture dated as of June 1, 1998 among Yorkshire
Power Group Limited, Yorkshire Power Finance Limited, Banque
Generale du Luxembourg, and The Bank of New York (Annual Report on
Form 10-K for the fiscal year ended March 31, 1998, File No. 333-
47925, Exhibit 4.1).

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

10.1	Yorkshire Electricity Group plc Public Electricity Supply License
dated March 26, 1990 as modified by modifications dated March 30, 1994, March 31, 1995, September 25, 1995, December 11, 1997,
December 30, 1997 and March 31, 1998 (Designated in Registration
333-47925 as Exhibit 10.1).

10.2	Second Tier License to Supply Electricity for England and Wales for
Yorkshire Electricity Group plc dated June 8, 1990 (Designated in
Registration 333-47925 as Exhibit 10.2).

10.3	Modifications to Yorkshire Electricity Group plc Second Tier License
to Supply Electricity for England and Wales dated October 24, 1990,
April 22, 1992, March 11, 1994, April 29, 1994 and January 19, 1998
(Designated in Registration 333-47925 as Exhibit 10.3).

10.4	Second Tier License to Supply Electricity for Scotland for Yorkshire
Electricity Group plc dated March 25, 1991 (Designated in
Registration 333-47925 as Exhibit 10.4).

10.5	Modifications to Yorkshire Electricity Group Second Tier License to
Supply Electricity for Scotland dated June 15, 1992, June 30, 1993,
March 11, 1994 and January 20, 1998 (Designated in Registration 333-
47925 as Exhibit 10.5).

10.6	Pooling and Settlement Agreement dated March 30, 1990 among
Yorkshire Electricity Group plc, National Grid Company plc and other parties (Designated in Registration 333-47925 as Exhibit 10.6).


10.7	Master Connection and Use of System Agreement dated as of March
30, 1990 among The National Grid Company plc and its users
(including Yorkshire Electricity Group plc) (Designated in
Registration 333-47925 as Exhibit 10.7).

10.8	Master Agreement dated as of October 25, 1995 among The National
Grid Holding plc, The National Grid Company plc, Yorkshire
Electricity Group plc and the other RECs (Designated in Registration 333-47925 as Exhibit 10.8).

10.9	Memorandum of Understanding among the National Grid Group plc,
Yorkshire Electricity Group plc and the other RECs, dated November
17, 1995 (Designated in Registration 333-47925 as Exhibit 10.9).

10.10		Master Registration Agreement dated as of June 1, 1998 among
Yorkshire Electricity Group plc, Energy Pool Funds Administration
Limited and other parties (Annual Report on Form 10-K for the Fiscal Year ended March 31, 1998, File No. 333-47925, Exhibit
10.11).

10.11		Settlement Agreement for the Electricity Industry in Scotland,
dated as of August 14, 1998 (Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 333-47925, Exhibit
10.1).

10.12		Agreement for (POUNDS)220 million Credit Facility, dated July 22,
1998, for Yorkshire Electricity Group plc arranged by Citibank,
N.A. and Deutsche Bank AG London (Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 333-47925,
Exhibit 10.2).

*10.13	Supplemental Agreement dated December 13, 1999, relating to a Credit
Facility for Yorkshire Electricity Group plc arranged by Citibank,
N.A. and Deutsche Bank AG London incorporating an Agreement for a
(POUNDS)50,000,000 Revolving Credit Facility dated July 22, 1998 for Yorkshire Electricity Group plc arranged by Citibank N.A. and Deutsche Bank AG London.

*10.14	Yorkshire Electricity Group plc Public Electricity Supply License
modifications dated September 17, 1999.


*12.1	Computation of ratios of earnings to fixed charges.

*21.1	List of subsidiaries of Yorkshire Power Group Limited

*24.1	Power of Attorney of certain officers and directors of Yorkshire
Power Group Limited.

*27.1	Financial Data Schedule.