Form 10-Q
period 2000-03-31
YORKSHIRE POWER GROUP LTD
filed 2000-05-15
CIK 1056090

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended MARCH 31, 2000

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



A description of the registrant's common stock follows:

                 	    Description of     	  Shares Outstanding
Registrant               Common Stock            at April 30, 2000


Yorkshire Power         Par Value  (POUNDS)1 Per Share
440,000,002
Group Limited

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARY COMPANIES

Form 10-Q
For The Quarter Ended March 31, 2000

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION						Page
Consolidated Statements of Income 						   5
Consolidated Balance Sheets						           6
Consolidated Statements of Cash Flows						   8
Consolidated Statements of Changes in Shareholders' Equity		          10
Notes to Consolidated Financial Statements				          11
Management's Discussion and Analysis of Results of
    Operations and Financial Condition			    		          22


PART II.    OTHER INFORMATION

Item 5      Other Information						          28
Item 6      Exhibits and Reports on Form 8-K				          30


SIGNATURES						                          31

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

AEP means American Electric Power Company, Inc.

Authorized Area means Yorkshires service area as determined by its PES license

British Energy means British Energy plc

CFD means contract for differences

CSW means Central and South West Corporation

EdF means Electricite de France

ESPS means Electricity Supply Pension Scheme

Fiscal Year means a year ended March 31

Form 10-K means the Annual Report on Form 10-K of Yorkshire
Group for the Transition Period

Ionica means Ionica Group plc

London Electricity means London Electricity plc

National Power means National Power plc

NETA means New Electricity Trading Arrangements

NGC means the National Grid Company plc, which is wholly owned by NGG

NGG means the National Grid Group plc

Ofgem means Office of Gas and Electricity Markets

PES means public electricity supplier

Pool means the wholesale trading market for electricity in England and Wales

REC means one of the 12 regional electricity companies in England and Wales licensed to distribute and supply electricity

Supply means the supply of electricity and gas

Transition Period means the nine-month period beginning April
1, 1999 and ending December 31, 1999

UK means the United Kingdom

US means the United States of America

Yorkshire means Yorkshire Electricity Group plc and its subsidiaries

Yorkshire Group means Yorkshire Power Group Limited and its subsidiaries

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF INCOME
	(in millions)
(UNAUDITED)
                                                       Three Months Ended
                                                    March 31,         March 31,
                                                        2000              1999
                                           (POUNDS)      $             (POUNDS)
OPERATING REVENUES . . . . . . . . . . . .    423        675              394

COST OF SALES. . . . . . . . . . . . . . .    294        469              274

GROSS MARGIN . . . . . . . . . . . . . . .    129        206              120

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     14         22               15
  Depreciation and Amortization. . . . . .     19         31               20
  Selling, General and Administrative. . .     37         59               36
INCOME FROM OPERATIONS . . . . . . . . . .     59         94               49

OTHER INCOME (EXPENSE), NET: . . . . . . .      -          -               (4)

INTEREST EXPENSE:. . . . . . . . . . . . .    (29)       (46)             (28)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . .     30         48               17

PROVISION FOR INCOME TAXES . . . . . . . .     10         16                7

INCOME FROM CONTINUING OPERATIONS
BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE. . . . . . . . . .     20         32               10

CUMULATIVE EFFECT ON PRIOR YEARS (TO
DECEMBER 31, 1999) OF CHANGING TO A
DIFFERENT DEPRECIATION METHOD (NOTE 7) . .      8         13                -

NET INCOME . . . . . . . . . . . . . . . .     28         45               10

PROFORMA AMOUNTS ASSUMING THE
NEW DEPRECIATION METHOD IS
APPLIED RETROACTIVELY

NET INCOME . . . . . . . . . . . . . . . .     20         32               11


The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                             March 31,    December 31,
                                                                 2000            1999
                                                         (POUNDS)      $      (POUNDS)
                                                                 (See Note 1)
ASSETS
FIXED ASSETS:
  Property, Plant and Equipment, Net of Accumulated
    Depreciation of  (POUNDS)152 ($242)
      and  (POUNDS)139  . . . . . . . . . . . . . . .      1,034     1,650      1,005
  Construction Work in Progress. . . . . . . . . . . .        21        33         31

          Total Fixed Assets . . . . . . . . . . . . .     1,055     1,683      1,036


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         9        14          9
  Investments. . . . . . . . . . . . . . . . . . . . .        16        26         16
  Accounts Receivable, Less Provision for
    Uncollectibles of  (POUNDS)9 ($14)
       and  (POUNDS)9  . . . . . . . . . . . . . . . .       141       225        108
  Unbilled Revenue . . . . . . . . . . . . . . . . . .       100       159        100
  Electricity and Gas Trading Contracts. . . . . . . .	       42        67          4
  Prepaids and Other . . . . . . . . . . . . . . . . .        50        80         40

          Total Current Assets . . . . . . . . . . . .       358       571        277


OTHER ASSETS:
  Goodwill, Net of Accumulated Amortization of
     (POUNDS)74 ($118) and  (POUNDS)68 . . . . . . . .       896     1,429        902
  Investments, Long-term . . . . . . . . . . . . . . .        43        69         45
  Prepaid Pension Asset. . . . . . . . . . . . . . . .       119       190        115
  Other Non-Current Assets . . . . . . . . . . . . . .        22        35         20


          Total Other Assets . . . . . . . . . . . . .     1,080     1,723      1,082

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     2,493     3,977      2,395

The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS
	(in millions)
	(UNAUDITED)
                                                             March 31,   December 31,
                                                                 2000           1999
                                                          (POUNDS)    $      (POUNDS)
                                                                 (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES
SHAREHOLDERS' EQUITY
  Share capital,  (POUNDS)1 par value common shares,
    440,000,100 authorized and 440,000,002
    issued and outstanding . . . . . . . . . . . . . .       440      702        440
  Retained Profit. . . . . . . . . . . . . . . . . . .        39       62         11

    Total Shareholders' Equity . . . . . . . . . . . .       479      764        451

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .     1,131    1,804        964

SHORT-TERM DEBT REFINANCED FEBRUARY 2000 . . . . . . .         -        -        165

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  SECURITIES OF SUBSIDIARY HOLDING SOLELY JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES (NOTE 8)       162      258        166

OTHER NON-CURRENT LIABILITIES:
  Deferred Income Taxes. . . . . . . . . . . . . . . .       212      339        195
  Provision for Uneconomic Electricity
    and Gas Contracts. . . . . . . . . . . . . . . . .        27       43         29
  Other . . . . .  . . . . . . . . . . . . . . . . . .        14       22         13

    Total Other Non-Current Liabilities. . . . . . . .       253      404        237

CURRENT LIABILITIES:
  Current Portion of Long-term Debt. . . . . . . . . .         9       14          9
  Short-term Debt. . . . . . . . . . . . . . . . . . .       172      275        131
  Accounts Payable . . . . . . . . . . . . . . . . . .        64      102         79
  Accrued Liabilities and Deferred Income. . . . . . .        73      117         91
  Electricity and Gas Trading Contracts. . . . . . . .        39       62          3
  Income Taxes Payable . . . . . . . . . . . . . . . .        56       89         58
  Other Current Liabilities. . . . . . . . . . . . . .        55       88         41

    Total Current Liabilities. . . . . . . . . . . . .       468      747        412

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .     2,014    3,213      1,944

COMMITMENTS AND CONTINGENCIES (NOTE 4)

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES . . . . . .     2,493    3,977      2,395

The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)
								Three Months Ended
                                                              March 31,    March 31,
                                                                  2000         1999
                                                       (POUNDS)       $      (POUNDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income . . . . . . . . . . . . . . . . .                28        45         10
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation of Fixed Asset Investment
    Included in Cost of Sales. . . . . . . .                 3         5          4
  Depreciation and Amortization. . . . . . .                19        30         20
  Cumulative Effect of a Change in
    Depreciation Method. . . . . . . . . . .               (12)      (19)         -
  Loss on Investment in Ionica . . . . . . .                 -         -          1
  Deferred Income Tax Liability. . . . . . .                11        17         12
Changes in Assets and Liabilities:
  Receivables and Unbilled Revenue . . . . .               (33)      (53)       (15)
  Income Taxes Payable . . . . . . . . . .                  (2)       (3)         5
  Prepaids and Other Current Assets. . . . .                (6)      (10)       (12)
  Prepaid Pension Asset. . . . . . . . . . .                (4)       (6)        (7)
  Provision for Uneconomic Electricity
    and Gas Contracts. . . . . . . . . . . .                (2)       (3)        (1)
  Other Current Liabilities. . . . . . . . .                16        26         15
  Accounts Payable . . . . . . . . . . . . .               (15)      (24)       (20)
  Accrued Liabilities and Deferred Income. .               (18)      (29)        12
  Other. . . . . . . . . . . . . . . . . . .                 -         -          3

    Net Cash (Used) Provided by Operating
      Activities . . . . . . . . . . . . . .               (15)      (24)        27

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures . . . . . . . . . . .               (23)      (37)       (43)
  Proceeds from Sale of Discontinued Operations              -         -         94
  Proceeds from Sale of Property,
    Plant and Equipment. . . . . . . . . . .                 1         2          6
  Other. . . . . . . . . . . . . . . . . . .                 -         -          3

    Net Cash (Used) Provided by Investing Activities       (22)      (35)        60

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Issuance of Long-term Debt .               165       263          -
  Repayment of Long-term Debt. . . . . . . .                (4)       (6)         -
  Net Change in Short-term Debt. . . . . . .              (124)     (198)       (83)

    Net Cash Provided (Used) by
      Financing Activities . . . . . . . . .                37        59        (83)

INCREASE IN CASH AND CASH EQUIVALENTS. . . .                 -         -          4

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             9        14          8

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   9        14         12

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(in millions)
	(UNAUDITED)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                              Three Months Ended
                                                             March 31,     March 31,
                                                                 2000          1999
                                                       (POUNDS)       $     (POUNDS)
Cash Paid for Interest . . . . . . . . . . .                41        65         39

Cash Paid for Income Taxes . . . . . . . . .                 5         8          -

The accompanying notes are an integral part of these consolidated financial statements.

	YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	(in millions, except shares)
	(UNAUDITED)
For the three months ended March 31, 2000:



				    Share Capital 	   Retained
 				   Shares   Amount          Profit           Total
                                             (POUNDS)       (POUNDS)        (POUNDS)
Balance, January 1, 2000 . . . .   440,000,002    440          11              451
Net Income . . . . . . . . . . .            -       -          28               28

Balance, March 31, 2000. . . . .   440,000,002    440          39              479




For the three months ended March 31, 1999:

					  Share Capital 	Retained
					 Shares   Amount        Deficit            Total
                                            (POUNDS)            (POUNDS)        (POUNDS)

Balance, January 1, 1999. . . . .  440,000,002    440           (40)            400
Net Income . . . . . . . . . . .            -       -            10              10

Balance, March 31, 1999. . . . .   440,000,002    440           (30)            410


The accompanying notes are an integral part of these consolidated financial statements.

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

1.	GENERAL

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements for the Transition Period ended December 31, 1999 filed in Form 10-K. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the results of operations for interim periods.

The consolidated financial statements of Yorkshire Power
Group Limited and its subsidiaries ("Yorkshire Group") are presented in pounds sterling and in conformity with accounting principles generally accepted in the United
States of America.

The consolidated balance sheets, income statements, statements of cash flows and certain information in the notes to the consolidated financial statements are presented in pounds sterling ( (POUNDS)) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of (POUNDS)1 = $1.5953, the closing mid-point in London on March 31, 2000. This presentation has not been translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.




YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

2.	FINANCING AND RELATED ACTIVITIES

Yorkshire Power Pass-Through Asset Trust 2000-1 (the PATS Trust) is a New York common law trust, the sole assets of which consist of (i) a 100% beneficial interest in (POUNDS)155 million principal amount of Reset Senior Notes, issued in February 2000 and due February 15, 2020, (the Senior Notes) issued by Yorkshire Finance 2 (YPF2), a subsidiary of Yorkshire Power Group (YPG) and (ii) the rights of the PATS Trust under a currency swap with UBS AG, London Branch (the Currency Swap) and an option granted to UBS AG, London Branch (the Call Option).

The PATS Trust has issued $250 million principal amount of 8.25% Pass-Through Asset Trust Securities (PATS) due February 15, 2005 (the Certificates). All of the US Dollar proceeds from the offering by the PATS Trust of the Certificates have been swapped by the Trust with UBS AG, London Branch for (POUNDS) Sterling pursuant to the Currency Swap. The PATS Trust has used the (POUNDS) Sterling, together with the proceeds received by the PATS Trust from UBS AG, London Branch under the Call Option, to purchase the Senior Notes issued by YPF2. YPF2 has loaned the net proceeds to YPG and subsidiaries. These proceeds were used as working capital and for the repayment of debt, including repayment of a loan which was entered into in December 1999 to repay Tranche B of Yorkshire Groups syndicated credit facility. YPG has issued a guarantee that fully and unconditionally guarantees the due and punctual payment of principal and interest on the Senior Notes.

3.	NEW ACCOUNTING STANDARD

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement was originally scheduled to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999: SFAS No. 137 has delayed the effective date for one year. SFAS 133 establishes accounting and reporting standards for derivative instruments. It requires that all derivatives be recognized as either an asset or a liability, measured at fair value, in the financial statements. If certain conditions are met a

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

3.	NEW ACCOUNTING STANDARD (continued)

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

4.	CONTINGENCIES

LEGAL PROCEEDINGS

Reference is made to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 3. "Legal Proceedings" for details of ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS. Yorkshire made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount payable by Yorkshire in respect of its use of surplus is approximately (POUNDS)38 million plus interest.

Reference is made to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 3. Legal Proceedings for details of ongoing litigation with respect to Optimum Solutions Limited. The final outcome of this matter cannot be determined at present.



YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

4. CONTINGENCIES (continued)

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

Actual results could differ from the Companys estimates.

REVISION TO ASSET LIVES

In addition to the change in depreciation method, Yorkshire Group has revised the estimated useful economic lives of its distribution network assets in order to provide a more accurate estimated life for each asset type. Such assets are now depreciated over a period of between 10 and 80 years. In the quarter ended March 31, 2000, the effect of this change was to increase net income by (POUNDS)1 million.
 The effect of the change in the year ending December 31, 2000 is expected to be an increase in net income of (POUNDS)4 million.



YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

4.	CONTINGENCIES (continued)

OFGEM PRICE CONTROL REVIEW

Following the conclusion of the electricity distribution and supply price control reviews and other Ofgem initiatives, a number of PES licence modifications became effective on April 1, 2000. Consequently, from that date, there has been a reduction in the prices Yorkshire can charge its distribution and supply customers. For details of the price control reviews refer to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 1 Yorkshires Businesses - Industry Background - Distribution of Electricity - Distribution Price Regulation from April 1, 2000 and Yorkshires Businesses - Industry Background Supply of Electricity - Electricity Supply Price Regulation from April 1, 2000.

In response to Ofgems final proposals and increasing competition, Yorkshire has adopted an aggressive program of reducing controllable costs. Significant features of this program include reductions in capital expenditure, staff reductions, outsourcing of certain functions and consolidation of facilities. Yorkshire intends to aggressively pursue this cost reduction program and is evaluating additional cost reduction measures to further mitigate the effects of Ofgems final proposals and increasing competition in the electricity supply business.
Yorkshire Group expects that the net result of Ofgems electricity supply and distribution price reductions, and competitive demands in the Supply business and Yorkshires mitigation efforts will be a decline in Yorkshire Groups results of operations and a reduction in its cash flows which, in each case, may be significant.


YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

5.	RATIONALIZATION

Yorkshire plans to streamline its distribution and Supply workforces and has announced a reduction of approximately 350 positions (260 positions from the distribution business and 90 positions from the Supply business) during 2000 and a further 75 positions from the distribution business in 2001. A provision of approximately (POUNDS)7 million has been recorded in January 2000 (in Selling, General and Administrative expenses) to reflect the cost of the 350 reductions in 2000. The majority of these redundancies are expected to take place in the latter half of 2000. The balance of the provision at March 31, 2000 was approximately
 (POUNDS)6 million.

Such streamlining is part of the overall program of reducing controllable costs in response to Ofgems final distribution and supply price control reviews and to increasing competition in the Supply business.

6.	BUSINESS SEGMENTS

Yorkshire Group is primarily engaged in two businesses:
electricity distribution, which involves the transmission of electricity across its network to end users, and supply, which involves bulk purchase of electricity and gas for delivery to its customers. These businesses form the basis for the identification of reportable segments as shown below.
Included in Other are insignificant operating subsidiaries as well as various corporate activities, and non-allocated corporate assets.

Management evaluates segment performance based on segment income from operations, which is shown below.

Intersegment sales primarily represent sales from the distribution business to the Supply business for use of the distribution network.


YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

6.	BUSINESS SEGMENTS (continued)

A summary of information about Yorkshire Groups operations by segments follows (in millions):

				Three Months Ended March 31, 2000

	           Distribution   Supply    Other   Eliminations   Consolidated
	                                            and non-
	                                            allocated
	                                            items
	              (POUNDS)  (POUNDS)  (POUNDS)  (POUNDS)       (POUNDS)
Revenues from
  external customers      27        396         -         -         423
Intersegment sales        60          7         -       (67)          -
Income (loss) from
  operations              42         25        (2)       (6)         59
Total assets           1,094        453     2,832    (1,886)      2,493




				Three Months Ended March 31, 1999

	           Distribution   Supply    Other   Eliminations   Consolidated
			                                            and non-
			                                            allocated
			                                            items
	              (POUNDS)    (POUNDS) (POUNDS)  (POUNDS)    (POUNDS)

Revenues from
  external customers      19        375       -          -         394
Intersegment sales        66         11       4        (81)          -
Income (loss) from
  operations              40         14       -         (5)         49
Total assets             960        417   2,586     (1,616)      2,347

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


6.	BUSINESS SEGMENTS (continued)

Non-allocated items within total assets consist solely of goodwill of (POUNDS)896 million at March 31, 2000 and (POUNDS)925 million at March 31, 1999.

Non-allocated items within income (loss) from operations consist principally of amortization of goodwill of (POUNDS)6 million in the three months ended March 31 for both 2000 and 1999.

7.	EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Yorkshire Group has implemented a change in the depreciation method for its distribution network assets. Previously distribution network assets were depreciated at a rate of 3% per annum for 20 years and 2% per annum for the remaining 20 years. A straight line depreciation method has now been implemented for such assets as this is believed to better match the cost of the assets with the anticipated usage pattern. The effect of this change in the three months ended March 31, 2000 was to increase net income by (POUNDS)1 million. The cumulative effect of this change in accounting principle on prior accounting periods to December 31, 1999 is an increase in income of approximately (POUNDS)8 million, after a reduction for income taxes of (POUNDS)4 million recorded in the quarter ended March 31, 2000.



YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

8. COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST SECURITIES OF
SUBSIDIARY HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE
INTEREST DEBENTURES

Yorkshire Capital Trust I, (the Trust), is a statutory business trust wholly owned by Yorkshire Power Group Limited, created for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of Junior Subordinated Deferrable Interest Debentures, Series A due 2038 (the Debentures) issued by Yorkshire Power Finance Limited (Yorkshire Finance), a subsidiary of Yorkshire
Power Group Limited. On June 9, 1998 the Trust issued 11,000,000 shares of 8.08% Trust Securities at the liquidation amount of $25 per Trust Security. The Trust invested the $275 million proceeds in an equivalent amount of Debentures, of Yorkshire Finance. Yorkshire Finance in turn loaned the net proceeds to Yorkshire Power Group Limited. Substantially all of the Trusts assets consist of the Debentures.

The Trust Securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are redeemable, in whole or in part at the option of Yorkshire Finance or at any time upon the occurrence of certain events. Yorkshire Power Group Limited considers that the mechanisms and obligations relating to the Trust Securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the Trusts payment obligations with respect to the Trust Securities.

Since June 1998 Yorkshire Group has repurchased 385,000
Trust Securities with a nominal value of approximately $10 million.

9. ENERGY TRADING CONTRACTS

During the first quarter of 2000, Yorkshire Group substantially increased the volume of its energy trading operations. The purpose of these operations is to increase the net income of Yorkshire Group.

The instruments used are forwards,options, and swaps. In accordance with EITF 98-10 Accounting for Contracts Involved in Energy Trading and Risk Management
YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

9. ENERGY TRADING CONTRACTS (continued)

Activities, the open contracts are marked to market and recorded in operating revenues. Revenues and costs of settled contracts are shown gross in operating revenues and cost of sales, respectively. At March 31, 2000, the fair values of such trading contracts are reported as current assets and liabilities. The notional amounts and fair values of the contracts as of March 31, 2000 are summarized in the following table.

					Notional	Fair Value
					 Amount	      (in millions)
				          (GWH)	           (POUNDS)
	Assets
	Electricity

	Forwards			   2,506	    30
	Options				       -             -
	Swaps				       -	     -

	Gas

	Forwards			     312             -
	Options				     227	     -
	Swaps				  30,096	    12

	Liabilities

	Electricity

	Forwards			   1,719	    24
	Options				       -	     -
	Swaps				       -	     -

	Gas

	Forwards			     781	     1
	Options				       -	     -
	Swaps				  33,412	    14

	The amount of income recorded for the three months ended
March 31, 2000 was a realized gain of (POUNDS)1 million before income taxes. The amount of income from these activities was not material in 1999. Dependant on

YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)

9. ENERGY TRADING CONTRACTS (continued)

future electricity and gas market conditions and prices, the open trading contracts could produce material income or losses in future periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Quarter Ended March 31, 2000 vs Quarter Ended March 31, 1999


RESULTS OF OPERATIONS

Net income for the year to date period increased by (POUNDS)18 million (180%) from (POUNDS)10 million to (POUNDS)28 million. This is due primarily to the following:
an increase in gross margin attributable to the gas and electricity supply businesses and the cumulative benefit of the effect on prior years of a revised depreciation method.

Income statement line items that changed significantly were:


			         Increase
			         In millions
 			       (POUNDS)        %

Operating Revenues		      29        7
Gross Margin			       9        7
Provision for Income Taxes    	       3       43
Cumulative effect on prior years       8      N/A
(to December 31, 1999) of
changing to a different
depreciation method

Net Income			      18      180

Electricity supply operating revenues have increased primarily as a result of growth in the volume supplied to the non-residential electricity supply market.

Revenues attributable to the distribution business have increased due to the competitive market creating growth in external revenues for the use of the distribution network.

Gross margin for the electricity supply business has increased, primarily due to lower electricity pool costs and a rise in the volume of units sold. This has been partly offset by a rise in CFD payments when compared to the same period last year.

While results in the first quarter are favorable compared to the results for the quarter to March 31, 1999 it is anticipated that revenues will be subject to strong competitive pressures during the remainder of the year, and impacted by the implementation of the price control reviews from April 1, 2000. In addition the method of trading electricity will change following the implementation of NETA which is scheduled to be in place by October 31, 2000. It is anticipated that NETA will make the market for the sale of electricity by generators more competitive.

Although gas supply revenues increased as the number of residential gas supply customers rose, sales volumes were below expectations partly due to the effect of warmer weather.
However, lower gas purchase costs have led to an improvement in gross margin for the gas supply business.

Selling, general and administrative costs in the first quarter of 2000 moved little compared to 1999 because the increase in rationalization costs in 2000 was offset by a reduction in costs incurred in 1999 in relation to Year 2000 modifications and in costs associated with the development of new systems to facilitate competition.

Expenditure of (POUNDS)9 million charged to maintenance in the three month period ended March 31, 1999 has been restated as Selling, General and Administrative expenditure so as to be consistent with the position of these costs for the three month period ended March 31, 2000.

The provision for income taxes has increased in line with the increased profitability of Yorkshire Group in the quarter ended March 31, 2000.

EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Yorkshire Group has implemented a change in the depreciation method for its distribution network assets. Previously distribution network assets were depreciated at a rate of 3% per annum for 20 years and 2% per annum for the remaining 20 years. A straight line depreciation method has now been implemented for such assets as this is believed to better match the cost of the assets with the anticipated usage pattern. The effect of this change in the three months ended March 31, 2000 was to increase net income by (POUNDS)1 million. The cumulative effect of this change in accounting principle on prior accounting periods to December 31, 1999 is an increase in income of approximately (POUNDS)8 million, after a reduction for income taxes of (POUNDS)4 million recorded in the quarter ended March 31, 2000.


REVISION TO ASSET LIVES

In addition to the change in depreciation method, Yorkshire Group has revised the estimated useful economic lives of its distribution network assets in order to provide a more accurate estimated life for each asset type. Such assets are now depreciated over a period of between 10 and 80 years. In the quarter ended March 31, 2000, the effect of this change was to increase net income by (POUNDS)1 million. The effect of the change in the year ending December 31, 2000 is expected to be an increase in net income of (POUNDS)4 million.

	FINANCIAL CONDITION

Yorkshire Power Pass-Through Asset Trust 2000-1 (the PATS Trust) is a New York common law trust, the sole assets of which consist of (i) a 100% beneficial interest in (POUNDS)155 million principal amount of Reset Senior Notes, issued in February 2000 and due February 15, 2020, (the Senior Notes) issued by Yorkshire Finance 2 (YPF2), a subsidiary of Yorkshire Power Group (YPG) and (ii) the rights of the PATS Trust under a currency swap with UBS AG, London Branch (the Currency Swap) and an option granted to UBS AG, London Branch (the Call Option).

The PATS Trust has issued $250 million principal amount of 8.25% Pass-Through Asset Trust Securities (PATS) due February 15, 2005 (the Certificates). All of the US Dollar proceeds from the offering by the PATS Trust of the Certificates have been swapped by the Trust with UBS AG, London Branch for (POUNDS) Sterling pursuant to the Currency Swap. The PATS Trust has used the (POUNDS) Sterling, together with the proceeds received by the PATS Trust from UBS AG, London Branch under the Call Option, to purchase the Senior Notes issued by YPF2. YPF2 has loaned the net proceeds to YPG and subsidiaries. These proceeds were used as working capital and for the repayment of debt, including repayment of a loan which was entered into to repay Tranche B of Yorkshire
Groups syndicated credit facility. YPG has issued a guarantee that fully and unconditionally guarantees the due and punctual payment of principal and interest on the Senior Notes.

	ENERGY TRADING CONTRACTS

During the first quarter of 2000, Yorkshire Group substantially increased the volume of its energy trading operations. The purpose of these operations is to increase the net income of Yorkshire Group.

The instruments used are forwards,options, and swaps. In accordance with EITF 98-10 Accounting for Contracts Involved in Energy Trading and Risk Management Activities, the open contractss are marked to market and recorded in operating revenues. Revenues and costs of settled contracts are shown gross in operating revenues and cost of sales, repectively. At March 31, 2000, the fair values of such trading contracts are reported as both current assets and liabilities. The notional amounts and fair values of the contracts as of March 31, 2000 are summarized in the following table.

				Notional	Fair Value
				 Amount	       (in millions)
				   (GWH)	 (POUNDS)
	Assets

	Electricity

	Forwards		   2,506	    30
	Options			       -	     -
	Swaps			       - 	     -

	Gas
	Forwards		     312	     -
	Options			     227	     -
	Swaps			  30,096	    12

	Liabilities

	Electricity

	Forwards		   1,719	    24
	Options			       -	     -
	Swaps			       -	     -

	Gas

	Forwards		     781             1
	Options			       -	     -
	Swaps			  33,412	    14

	The amount of income recorded for the three months ended
March 31, 2000 was a realized gain of (POUNDS)1 million before income taxes. The amount of income from these activities was not material in 1999. Dependant on future electricity and gas market conditions and prices, the open trading contracts could produce material income or losses in future periods.

MARKET RISKS

Yorkshire Group has certain market risks inherent in its business activities, arising from the purchase and sale of electricity and gas, changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact Yorkshire Group due to adverse changes in market prices and rates.

Yorkshire Groups exposure to commodity price variability has increased as a result of increased energy trading
(conducted in accordance with Value at Risk parameters approved by Yorkshire Group) during the quarter ended March
31, 2000. Risks arising from changes in foreign currency exchange rates and interest rates has not changed significantly since December 31, 1999. For details on electricity and gas trading see Part I, Note 9. Energy
Trading Contracts. For further details on market risk, see
Part II, Item 7A. Quantitative and Qualitative Disclosures
About Market Risk in Form 10-K.

	RATIONALIZATION

Yorkshire plans to streamline its distribution and Supply workforces and has announced a reduction of approximately 350 positions (260 positions from the distribution business and 90 positions from the Supply business) during 2000 and a further 75 positions from the distribution business in 2001. A provision of approximately (POUNDS)7 million has been recorded in January 2000 to reflect the cost of the 350 reductions in 2000. The majority of these redundancies are expected to take place in the latter half of 2000. The balance of the provision at March 31, 2000 was approximately
 (POUNDS)6 million.

Such streamlining is part of the overall program of reducing controllable costs in response to Ofgems final distribution and supply price control reviews and to increasing competition in the Supply business.

LEGAL PROCEEDINGS

Reference is made to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 3. "Legal Proceedings" for details of ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS. Yorkshire made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount payable by Yorkshire in respect of its use of surplus is approximately (POUNDS)38 million plus interest.

OFGEM PRICE CONTROL REVIEW

Following the conclusion of the electricity distribution and supply price control reviews and other Ofgem initiatives, a number of PES license modifications became effective on April 1, 2000. Consequently, from that date, there has been a reduction in the prices Yorkshire can charge its distribution and supply customers. For details of the price control reviews refer to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 1 Yorkshires Businesses - Industry Background - Distribution of Electricity - Distribution Price Regulation from April 1, 2000 and Yorkshires Businesses - Industry Background - Supply of Electricity - Electricity Supply Price Regulation from April 1, 2000.

In response to Ofgems final proposals and increasing competition, Yorkshire has adopted an aggressive program of reducing controllable costs. Significant features of this program include reductions in capital expenditure, staff reductions, outsourcing of certain functions and consolidation of facilities. Yorkshire intends to aggressively pursue this cost reduction program and is evaluating additional cost reduction measures to further mitigate the effects of Ofgems final proposals and increasing competition in the electricity supply business.
Yorkshire Group expects that the net result of Ofgems electricity supply and distribution price reductions, and competitive demands in the Supply business and Yorkshires mitigation efforts will be a decline in Yorkshire Groups results of operations and a reduction in its cash flows which, in each case, may be significant.

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

Item 5. Other Information

Reference is made to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 1 "Yorkshire Group and US Parents - AEP" for details of the planned merger between AEP and CSW. The merger has received US Federal Energy Regulatory Commission approval subject to certain conditions. These conditions have now been accepted by AEP and CSW. Assuming the receipt of approval by the US Securities and Exchange Commission, the AEP/CSW merger is currently expected to be completed in the first half of 2000.

Reference is made to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 1 "Yorkshire's Businesses - Supply Business - Electricity Supply Risk Management" for details of Ofgem's final guidelines for its proposed license condition to prevent abuse of the wholesale electricity market by generators. Five of the seven generators who will be initially covered have now agreed to the condition. On May 3, 2000, Ofgem referred the two generators who have not agreed to the condition (AES and British Energy) to the Competition Commission. The proposed market abuse condition prohibits action that would materially prejudice the efficient balancing of the transmission system, limiting generation or capacity in such a way as to increase wholesale prices and unduly discriminatory pricing policies.

Following the conclusion of the electricity distribution and supply price control reviews and other Ofgem initiatives, a number of PES license modifications became effective on April 1, 2000. Those which significantly impact Yorkshire are the revised electricity distribution and supply price control formulae and the business separation provisions. For details of the price control reviews refer to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 1 "Yorkshire's Businesses - Industry Background - Distribution of Electricity - Distribution Price Regulation from April 1, 2000" and "Yorkshire's Businesses - Industry Background - Supply of Electricity - Electricity Supply Price Regulation from April 1, 2000".

The regulatory review of business separation has effectively been concluded. Ofgem has issued the anticipated direction against its separation requirements on the basis of the compliance plan submitted by Yorkshire. This direction allows for the continued sharing of some services. Yorkshire has established a business separation programme to manage the implementation of its compliance plan and intends to manage the costs of business separation within the (POUNDS)7.5 million allowance included in the distribution price control provisions which came into effect on April 1, 2000. For further details and the implications of business separation for Yorkshire, refer to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 1 "Yorkshire's Businesses - Business Separation".

Reference is made to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 1 "The Electric Utility Industry in Great Britain - Industry Structure" for details of the proposed joint venture between TXU Europe Group plc and London Electricity, a subsidiary of EdF. The European Commission has now cleared this joint venture and Ofgem has set a number of conditions. In this context, Ofgem has also published the principles on which it will base consideration of future distribution business combinations. A number of regulatory issues arise from this joint venture and these are to be addressed through undertakings by both companies. The undertakings are consistent with those given in precedent transactions.

Reference is made to Form 10-K for the Transition Period ended December 31, 1999, Part I, Item 1 "Yorkshire's Businesses - Regulation Under the Electricity Act - Regulatory Developments - Financial Ringfencing" for details of Ofgems consultation paper on the financial ringfencing conditions for the standard license conditions to apply to the separate electricity supply and distribution licenses to be issued under the UK governments proposed Utilities Bill, if enacted. On April 27, 2000, Ofgem decided that it would recommended to the Secretary of State that there should be draft ringfencing conditions for the new distribution licenses designed to prevent distribution license holders from undertaking any other significant activities beyond their licensed activities without Ofgems consent.

However, these draft ringfencing conditions contain a significant amendment to the proposals contained in the earlier consultation paper. The earlier consultation had proposed a provision to include in any compliance certificate which is required prior to the payment of dividends a confirmation that the licensee has complied in full with any applicable enforcement order or direction made by Ofgem then in force. The new draft conditions reduce the circumstances in which the existence of an outstanding enforcement order or direction would prevent the payment of dividends.


Ofgem has also decided to recommend that no financial ringfencing conditions should apply to electricity supply licensees as Ofgem believes it is inappropriate to apply ringfencing restrictions to electricity supply companies since such an application is likely to distort or even prevent the development of competition.

It remains unclear whether Ofgem would require financing to be conducted at the level of the legally separate distribution and supply businesses or at the holding company level.

For further details of the Utilities Bill, please refer to Form 10-K for the Transition Period ended December 31, 1999,
Part I, Item 1 "Yorkshire's Businesses - Regulation Under the Electricity Act - Regulatory Developments - Review of the Regulatory Framework.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit 10.15 - Yorkshire Electricity Group plc Public
Electricity Supply License modifications dated April 1, 2000.

Exhibit 18 - Letter in respect of change in accounting principle.

Exhibit 27 - Financial Data Schedule.


(b)    Reports on Form 8-K:

A report on Form 8-K, dated December 20, 1999, was filed during the quarter ended March 31, 2000, under Item 5 of Form
8-K, in respect of the supply and distribution price control reviews.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YORKSHIRE POWER GROUP LIMITED


BY: /S/ Armando A. Pena

Armando A. Pena
Chief Financial Officer and Director
May 11, 2000