Form 10-Q
period 2000-06-30
YORKSHIRE POWER GROUP LTD
filed 2000-08-14
CIK 1056090

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended JUNE 30, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Transition Period from _____ to _____

                      Registrant; State or Other
       Commission     Jurisdiction of Incorporation;        I.R.S Employer
       File Number    Address; and Telephone Number       Identification No.
       -----------    ------------------------------      ------------------

       333-47925      Yorkshire Power Group Limited         84-1393785
                      (England & Wales)
                      Wetherby Road
                      Scarcroft
                      Leeds LS14 3HS
                      United Kingdom
                      011-44-113-289-2123




       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
       subject to such filing requirements for the past 90 days. Yes  X   No
                                                                     ---     ---


       A description of the registrant's common stock follows:

                      Description of                     Shares Outstanding
  Registrant          Common Stock                       at July 31, 2000
  ----------------------------------------------------------------------------

  Yorkshire Power     Par Value (pound)1 Per Share        440,000,002
  Group Limited

             YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARY COMPANIES

                                    Form 10-Q

                       For The Quarter Ended June 30, 2000

                                TABLE OF CONTENTS
PART I.     FINANCIAL INFORMATION                                    Page
Consolidated Statements of Income                                     4
Consolidated Balance Sheets                                           6
Consolidated Statements of Cash Flows                                 8
Consolidated Statements of Changes in Shareholders' Equity           10
Notes to Consolidated Financial Statements                           12
Management's Discussion and Analysis of Results of
    Operations and Financial Condition                               21


PART II     OTHER INFORMATION

Item 5      Other Information                                        26
Item 6      Exhibit and Reports on Form 8-K                          29


SIGNATURES                                                           30

Forward Looking Statements
--------------------------

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

SELECTED DEFINITIONS
--------------------

When used in this report, the following terms will have the meaning indicated.

"AEP" means American Electric Power Company, Inc.

"Authorized Area" means Yorkshire's service area as determined by its PES license

"CFD" means contract for differences

"CSW" means Central and South West Corporation

"ESPS" means Electricity Supply Pension Scheme

"Fiscal Year" means a year ended March 31

"Form 10-K" means the Annual Report on Form 10-K of Yorkshire Group for the Transition Period

"Ionica" means Ionica Group plc

"NETA" means New Electricity Trading Arrangements

"Ofgem" means Office of Gas and Electricity Markets

"PES" means public electricity supplier

"Pool" means the wholesale trading market for electricity in England and Wales

"SEEBOARD" means SEEBOARD plc

"Supply" means the supply of electricity and gas

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

"US" means the United States of America

"Yorkshire" means Yorkshire Electricity Group plc and its subsidiaries

"Yorkshire Group" means Yorkshire Power Group Limited and its subsidiaries

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)
                                   (UNAUDITED)

                                                    Three Months Ended
                                                 June 30,        June 30,
                                                   2000            1999
                                              --------------     -------
                                              (pound)    $        (pound)
OPERATING REVENUES .......................     328      497          316

COST OF SALES ............................     226      342          219
                                               ---      ---          ---

GROSS MARGIN .............................     102      155           97
                                               ---      ---          ---

OPERATING EXPENSES:
  Maintenance ............................      11       17           14
  Depreciation and Amortization ..........      19       29           20
  Selling, General and Administrative ....      29       44           29
                                               ---      ---          ---
INCOME FROM OPERATIONS ...................      43       65           34

INTEREST EXPENSE, NET: ...................     (28)     (42)         (28)
                                               ---      ---          ---

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ....................      15       23            6

PROVISION FOR INCOME TAXES ...............       7       11            4
                                               ---      ---          ---

NET INCOME ...............................       8       12            2
                                               ===      ===          ===


The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)
                                   (UNAUDITED)

                                                       Six Months Ended
                                                  June 30,           June 30,
                                                   2000               1999
                                             ----------------        -------
                                             (pound)      $          (pound)
OPERATING REVENUES .......................     751      1,137          710

COST OF SALES ............................     520        787          493
                                               ---      -----          ---

GROSS MARGIN .............................     231        350          217
                                               ---      -----          ---

OPERATING EXPENSES:
  Maintenance ............................      25         38           29
  Depreciation and Amortization ..........      38         58           40
  Selling, General and Administrative ....      66        100           65
                                               ---      -----          ---
INCOME FROM OPERATIONS ...................     102        154           83

OTHER EXPENSE, NET: ......................      --         --           (4)
INTEREST EXPENSE, NET: ...................     (57)       (86)         (56)
                                               ---      -----          ---

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ....................      45         68           23

PROVISION FOR INCOME TAXES ...............      17         26           11
                                               ---      -----          ---

INCOME FROM CONTINUING OPERATIONS
BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE ..................      28         42           12

CUMULATIVE EFFECT ON PRIOR YEARS (TO
DECEMBER 31, 1999) OF CHANGING TO A
DIFFERENT DEPRECIATION METHOD (NOTE 7) ...       8         12           --
                                               ---      -----          ---

NET INCOME ...............................      36         54           12
                                               ===      =====          ===


PROFORMA AMOUNTS ASSUMING THE
NEW DEPRECIATION METHOD IS
APPLIED RETROACTIVELY

NET INCOME ...............................      28         42           14
                                               ===      =====          ===


The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                   (UNAUDITED)

                                                                         June 30,       December 31,
                                                                           2000            1999
                                                                     ---------------      -------
                                                                     (pound)     $        (pound)
                                                                               (See Note 1)
ASSETS
------
FIXED ASSETS:
  Property, Plant and Equipment, Net of Accumulated
    Depreciation of (pound)165 ($250) and (pound)139 ............     1,052     1,593     1,005
  Construction Work in Progress .................................        12        18        31
                                                                      -----     -----     -----

          Total Fixed Assets ....................................     1,064     1,611     1,036
                                                                      -----     -----     -----


CURRENT ASSETS:
  Cash and Cash Equivalents .....................................         6         9         9
  Investments ...................................................        17        26        16
  Accounts Receivable, Less Provision for
    Uncollectibles of (pound)10 ($15) and (pound)9 ..............       123       186       108
  Unbilled Revenue ..............................................        63        95       100
  Electricity and Gas Trading Contracts .........................        58        88         4
  Prepaids and Other ............................................        47        71        40
                                                                      -----     -----     -----

          Total Current Assets ..................................       314       475       277
                                                                      -----     -----     -----


OTHER ASSETS:
  Goodwill, Net of Accumulated Amortization of
    (pound)80 ($121) and (pound)68 ..............................       890     1,348       902
  Investments, Long-term ........................................        41        62        45
  Prepaid Pension Asset .........................................       125       189       115
  Electricity and Gas Trading Contracts .........................        33        50        --
  Other Non-Current Assets ......................................        22        33        20
                                                                      -----     -----     -----


          Total Other Assets ....................................     1,111     1,682     1,082
                                                                      -----     -----     -----

TOTAL ASSETS ....................................................     2,489     3,768     2,395
                                                                      =====     =====     =====


The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                   (UNAUDITED)

                                                                     June 30,     December 31,
                                                                       2000          1999
                                                                ----------------    -------
                                                                (pound)      $      (pound)
                                                                           (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES
------------------------------------
SHAREHOLDERS' EQUITY
  Share capital, (pound)1 par value common shares,
    440,000,100 authorized and 440,000,002
    issued and outstanding .................................       440       666       440
  Retained Profit ..........................................        47        71        11
                                                                 -----     -----     -----

    Total Shareholders' Equity .............................       487       737       451
                                                                 -----     -----     -----

LONG-TERM DEBT .............................................     1,131     1,712       964

SHORT-TERM DEBT REFINANCED FEBRUARY 2000 ...................        --        --       165

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  SECURITIES OF SUBSIDIARY HOLDING SOLELY JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES (NOTE 8) .....       162       245       166

OTHER NON-CURRENT LIABILITIES:
  Deferred Income Taxes ....................................       217       329       195
  Provision for Uneconomic Electricity
    and Gas Contracts ......................................        27        41        29
  Electricity and Gas Trading Contracts ....................        34        51        --
  Other ....................................................        15        22        13
                                                                 -----     -----     -----

    Total Other Non-Current Liabilities ....................       293       443       237
                                                                 -----     -----     -----

CURRENT LIABILITIES:
  Current Portion of Long-term Debt ........................         9        14         9
  Short-term Debt ..........................................       127       192       131
  Accounts Payable .........................................        44        67        79
  Accrued Liabilities and Deferred Income ..................        75       114        91
  Electricity and Gas Trading Contracts ....................        56        85         3
  Income Taxes Payable .....................................        54        82        58
  Other Current Liabilities ................................        51        77        41
                                                                 -----     -----     -----

    Total Current Liabilities ..............................       416       631       412
                                                                 -----     -----     -----

TOTAL LIABILITIES ..........................................     2,002     3,031     1,944
                                                                 -----     -----     -----

COMMITMENTS AND CONTINGENCIES (NOTE 4)

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES .................     2,489     3,768     2,395
                                                                 =====     =====     =====


The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                     June 30,       June 30,
                                                                      2000           1999
                                                                ---------------     ------
                                                                (pound)      $      (pound)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income ................................................       36        54       12
 Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation of Fixed Asset Investment
     Included in Cost of Sales .............................        4         6        6
   Depreciation and Amortization ...........................       38        57       40
   Cumulative Effect of a Change in
     Depreciation Method ...................................      (12)      (18)      --
   Loss on Investment in Ionica ............................       --        --        1
   Deferred Income Tax Liability ...........................       15        23       16
 Changes in Assets and Liabilities:
   Receivables and Unbilled Revenue ........................       22        33       (4)
   Income Taxes Payable ....................................       (4)       (6)       2
   Prepaids and Other Current Assets .......................       (2)       (3)     (20)
   Prepaid Pension Asset ...................................      (10)      (15)     (11)
   Other Current Liabilities ...............................       12        18       17
   Accounts Payable ........................................      (35)      (53)     (38)
   Accrued Liabilities and Deferred Income .................      (16)      (24)       3
   Other ...................................................        4         6        3
                                                                 ----      ----      ---

     Net Cash Provided by Operating
       Activities ..........................................       52        78       27
                                                                 ----      ----      ---

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital Expenditures ....................................      (47)      (71)     (69)
   Proceeds from Sale of Discontinued Operations ...........       --        --       94
   Proceeds from Sale of Property,
     Plant and Equipment ...................................        1         2        6
   Net change in Short-term Investments ....................       (1)       (2)       9
   Other ...................................................       --        --        3
                                                                 ----      ----      ---

     Net Cash (Used) Provided by Investing Activities ......      (47)      (71)      43
                                                                 ----      ----      ---

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Issuance of Long-term Debt ................      165       250       --
   Repayment of Long-term Debt .............................       (4)       (6)      --
   Net Change in Short-term Debt ...........................     (169)     (256)     (69)
                                                                 ----      ----      ---

     Net Cash Used by
       Financing Activities ................................       (8)      (12)     (69)
                                                                 ----      ----      ---

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........       (3)       (5)       1

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........        9        14        8
                                                                 ====      ====      ===

 CASH AND CASH EQUIVALENTS AT END OF PERIOD ................        6         9        9
                                                                 ====      ====      ===

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    Six Months Ended
                                                 June 30,      June 30,
                                                   2000          1999
                                              -------------     ------
                                              (pound)   $       (pound)
Cash Paid for Interest .....................     63     95        64
                                                 ==     ==        ==

Cash Paid for Income Taxes .................      9     14         3
                                                 ==     ==        ==

The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in millions, except shares)
                                   (UNAUDITED)

For the three months ended June 30, 2000:


                                          Share Capital
                                       -------------------           Retained
                                       Shares       Amount       Profit    Total
                                       ------       ------      --------   -----
                                                   (pound)       pound)   (pound)
Balance, April 1, 2000 .........     440,000,002     440           39       479
Net Income .....................              --      --            8         8
                                     -----------     ---           --       ---

Balance, June 30, 2000 .........     440,000,002     440           47       487
                                     ===========     ===           ==       ===



For the three months ended June 30, 1999:

                                           Share Capital
                                        -------------------          Retained
                                        Shares      Amount       Deficit   Total
                                        ------      ------       -------   -----
                                                    (pound)      (pound)  (pound)
Balance, April 1, 1999  ........     440,000,002     440           (30)     410
Net Income .....................              --      --             2        2
                                     -----------     ---           ---      ---

Balance, June 30, 1999 .........     440,000,002     440           (28)     412
                                     ===========     ===           ===      ===


The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in millions, except shares)
                                   (UNAUDITED)

For the six months ended June 30, 2000:

                                          Share Capital
                                       ------------------            Retained
                                       Shares      Amount         Profit    Total
                                       ------      ------        --------   -----
                                                   (pound)       (pound)   (pound)
Balance, January 1, 2000 .......     440,000,002     440            11       451
Net Income .....................              --      --            36        36
                                     -----------     ---            --       ---

Balance, June 30, 2000 .........     440,000,002     440            47       487
                                     ===========     ===            ==       ===



For the six months ended June 30, 1999:

                                          Share Capital
                                        ------------------         Retained
                                        Shares      Amount      Deficit   Total
                                        ------      ------     --------   -----
                                                   (pound)     (pound)   (pound)
Balance, January 1, 1999  ......     440,000,002     440         (40)       400
Net Income .....................              --      --          12         12
                                     -----------     ---         ---        ---

Balance, June 30, 1999 .........     440,000,002     440         (28)       412
                                     ===========     ===         ===        ===


The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

             The consolidated balance sheets, income statements, statements of cash flows and certain information in the notes to the consolidated financial statements are presented in pounds sterling ((pound)) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of (pound)1 = $1.5139, the closing mid-point in London on June 30, 2000. This presentation has not been translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

2.     FINANCING AND RELATED ACTIVITIES

             Yorkshire Power Pass-Through Asset Trust 2000-1 (the `PATS Trust') is a New York common law trust, the sole assets of which consist of (i) a 100% beneficial interest in (pound)155 million principal amount of Reset Senior Notes, issued in February 2000 and due February 15, 2020, (the `Senior Notes') issued by Yorkshire Finance 2 (`YPF2'), a subsidiary of Yorkshire Power Group (YPG) and (ii) the rights of the PATS Trust under a currency swap with UBS AG, London Branch (the `Currency Swap') and an option granted to UBS AG, London Branch (the `Call Option').

             The PATS Trust has issued $250 million principal amount of 8.25% Pass-Through Asset Trust Securities (PATS) due February 15, 2005 (the Certificates). All of the US Dollar proceeds from the offering by the PATS Trust of the Certificates have been swapped by the Trust with UBS AG, London Branch for (pound) Sterling pursuant to the Currency Swap. The PATS Trust has used the (pound) Sterling, together with the proceeds received by the PATS Trust from UBS AG, London Branch under the Call Option, to purchase the Senior Notes issued by YPF2. YPF2 has loaned the net proceeds to YPG and subsidiaries. These proceeds were used as working capital and for the repayment of debt, including repayment of a loan which was entered into in December 1999 to repay Tranche B of Yorkshire Group's syndicated credit facility. YPG has issued a guarantee that fully and unconditionally guarantees the due and punctual payment of principal and interest on the Senior Notes.

3.     NEW ACCOUNTING STANDARD

             SFAS No. 133, `Accounting for Derivative Instruments and Hedging Activities', was issued in June 1998. This statement was originally scheduled to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999: SFAS No. 137 has delayed the effective date for one year. SFAS 133 establishes accounting and reporting standards for derivative instruments. It requires that all derivatives be recognized as either an asset or a liability, measured at fair value, in the financial statements. If certain conditions are met a

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

3.     NEW ACCOUNTING STANDARD (continued)

       derivative may be designated as a hedge of possible changes in fair value of a recognized asset or liability or of an unrecognized firm commitment; variable cash flows of a recognized asset or liability or of a forecasted transaction; or foreign currency exposure. The accounting/reporting for fair value changes in a derivative used as a hedging instrument depends on the intended use and resulting designation of the derivative. Management is currently studying the provisions of SFAS 133 to determine the impact of its adoption on results of operations, cash flows and financial condition. Yorkshire intends to adopt the standard as required by January 2001.

4.     CONTINGENCIES

       LEGAL PROCEEDINGS

             Reference is made to Form 10-K, Part I, Item 3. "Legal Proceedings" for details of ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS. Yorkshire made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount payable by Yorkshire in respect of its use of surplus is approximately (pound)38 million plus interest.

             Reference is made to Form 10-K, Part I, Item 3. "Legal Proceedings" for details of ongoing litigation with respect to Optimum Solutions Limited. The final outcome of this matter cannot be determined at present.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

       REVISION TO ASSET LIVES

             In addition to the change in depreciation method, described below in Note 7, Yorkshire Group has revised the estimated useful economic lives of its distribution network assets in order to provide a more accurate estimated life for each asset type. Such assets are now depreciated over a period of between 10 and 80 years. In the six months ended June 30, 2000, the effect of this change was to increase net income by (pound)2 million. The effect of the change in the year ending December 31, 2000 is expected to be an increase in net income of (pound)4 million.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

4.     CONTINGENCIES (continued)

       OFGEM PRICE CONTROL REVIEW

             Following the conclusion of the electricity distribution and supply price control reviews and other Ofgem initiatives, a number of PES licence modifications became effective on April 1, 2000. Consequently, from that date, there has been a reduction in the prices Yorkshire can charge its distribution and supply customers. For details of the price control reviews refer to Form 10-K, Part I, Item 1 "Yorkshire's Businesses - Industry Background - Distribution of Electricity - Distribution Price Regulation from April 1, 2000" and "Yorkshire's Businesses - Industry Background - Supply of Electricity - Electricity Supply Price Regulation from April 1, 2000".

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

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

5.     RATIONALIZATION

             Yorkshire plans to streamline its distribution and Supply workforces and has announced a reduction of approximately 350 positions (260 positions from the distribution business and 90 positions from the Supply business) during 2000 and a further 75 positions from the distribution business in 2001. A provision of approximately (pound)7 million has been recorded in January 2000 (in Selling, General and Administrative expenses) to reflect the cost of the 350 reductions in 2000. The majority of these redundancies are expected to take place in the latter half of 2000. The balance of the provision at June 30, 2000 was approximately (pound)5 million.

             Such streamlining is part of the overall program of reducing controllable costs in response to Ofgem's final distribution and supply price control reviews and to increasing competition in the Supply business.

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

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

6.     BUSINESS SEGMENTS (continued)

             A summary of information about Yorkshire Group's operations by segments follows (in millions):

                                    Six Months Ended June 30, 2000

                      Distribution   Supply    Other     Eliminations   Consolidated
                                                         and non-
                                                         allocated
                                                         items
                        (pound)     (pound)   (pound)      (pound)        (pound)
Revenues from
  external customers        44        707         --           --            751
Intersegment sales         104         12         --         (116)            --
Income (loss) from
  operations                70         47         (3)         (12)           102
Total assets             1,082        464      2,798       (1,855)         2,489




                                     Six Months Ended June 30, 1999

                      Distribution   Supply    Other     Eliminations   Consolidated
                                                         and non-
                                                         allocated
                                                         items
                        (pound)     (pound)   (pound)      (pound)        (pound)
Revenues from
  external customers      36          672          2          --            710
Intersegment sales       123           23          4        (150)            --
Income (loss) from
  operations              73           23         (2)        (11)            83
Total assets             981          401      2,661      (1,703)         2,340

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


6.     BUSINESS SEGMENTS (continued)

             Non-allocated items within total assets consist principally of goodwill of (pound)890 million at June 30, 2000 and (pound)919 million at June 30, 1999.

             Non-allocated items within income (loss) from operations consist principally of amortization of goodwill of (pound)12 million in the six months ended June 30 for both 2000 and 1999.

7.     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

             Yorkshire Group has implemented a change in the depreciation method for its distribution network assets. Previously distribution network assets were depreciated at a rate of 3% per annum for 20 years and 2% per annum for the remaining 20 years. A straight line depreciation method has now been implemented for such assets as this is believed to better match the cost of the assets with the anticipated usage pattern. The effect of this change in the six months ended June 30, 2000 was to increase net income by (pound)2 million. The cumulative effect of this change in accounting principle on prior accounting periods to December 31, 1999 is an increase in income of approximately (pound)8 million, after a reduction for income taxes of (pound)4 million recorded in the quarter ended March 31, 2000.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

8. COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST SECURITIES OF SUBSIDIARY HOLDING SOLELY JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

             Yorkshire Capital Trust I, (the "Trust"), is a statutory business trust wholly owned by Yorkshire Power Group Limited, created for the sole purpose of issuing trust securities and investing the proceeds in an equivalent amount of Junior Subordinated Deferrable Interest Debentures, Series A due 2038 (the "Debentures") issued by Yorkshire Power Finance Limited ("Yorkshire Finance"), a subsidiary of Yorkshire Power Group Limited. On June 9, 1998 the Trust issued 11,000,000 shares of 8.08% Trust Securities at the liquidation amount of $25 per Trust Security. The Trust invested the $275 million proceeds in an equivalent amount of Debentures of Yorkshire Finance. Yorkshire Finance in turn loaned the net proceeds to Yorkshire Power Group Limited. Substantially all of the Trust's assets consist of the Debentures.

             The Trust Securities are subject to mandatory redemption upon payment of the Debentures at maturity or upon redemption. The Debentures are redeemable, in whole or in part, at the option of Yorkshire Finance or at any time upon the occurrence of certain events. Yorkshire Power Group Limited considers that the mechanisms and obligations relating to the Trust Securities issued for its benefit, taken together, constitute a full and unconditional guarantee by it of the Trust's payment obligations with respect to the Trust Securities.

             Since June 1998 Yorkshire Group has repurchased 385,000 Trust Securities with a nominal value of approximately $10 million.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       Quarter Ended June 30, 2000 vs. Quarter Ended June 30, 1999
       -----------------------------------------------------------

       And
       ---

       Six Months Ended June 30, 2000 vs. Six Months Ended June 30, 1999
       -----------------------------------------------------------------

       RESULTS OF OPERATIONS

             Net income for the year to date period increased by (pound)24 million (200%) from (pound)12 million to (pound)36 million. There was an increase in net income of (pound)6 million (300%) in the latest quarter from (pound)2 million to (pound)8 million. This is due primarily to the following: an increase in gross margin attributable to the gas and electricity supply businesses and the cumulative effect on prior years of a revised depreciation method.

             Income statement line items that changed significantly were:

                                        Increase/(decrease)
                                        -------------------
                                  Second Quarter      Year to Date
                                   (pound)   %      (pound)    %
                                            (in millions)
Operating Revenues                    12      4       41        6

Gross Margin                           5      5       14        6
Provision for Income Taxes             3     75        6       55
Cumulative effect on prior            --     --        8      N/A
years (to December 31, 1999)
of changing to a different
depreciation method
Net Income                             6    300       24      200


           Electricity supply operating revenues have decreased when compared to the same period last year. A decline in volumes supplied to the residential electricity supply market has been partially offset by a growth in the volume of electricity supplied to the non-residential electricity supply market.

           External revenues attributable to the distribution business have increased due to the competitive market creating growth in revenues for the use of the distribution network. However, this growth has been offset in part by the impact of the distribution price control review from April 1, 2000 which adversely affected distribution revenues in the quarter ended June 30, 2000.

           Gas supply revenues increased as the number of residential gas supply customers rose in the competitive market. Increased volumes have led to an improvement in gross margin for the gas supply business.

           Despite competitive pressures, gross margin for the electricity supply business has increased, primarily due to lower electricity pool costs and reduced CFD payments. In addition other costs have decreased, notably those associated with the use of the distribution network, as a result of the distribution price control review from April 1, 2000.

           It is anticipated that strong competitive pressures and the impact of the price control reviews on revenues experienced in the quarter ended June 30, 2000 will continue during the remainder of the year. In addition the method of trading electricity will change following the implementation of NETA which is now scheduled to be in place by November 21, 2000. It is anticipated that NETA will make the market for the sale of electricity by generators more competitive.

           Selling, general and administrative costs during the six months ended June 30, 2000 moved little compared to 1999 because the increase in rationalization costs in 2000 was offset by a reduction in costs incurred in relation to Year 2000 modifications and costs associated with the development of new systems to facilitate competition.

           Certain reclassifications have been made to the prior period financial information. Expenditure of (pound)9 million charged to maintenance in the six month period ended June 30, 1999 has been restated as Selling, General and Administrative expenditure so as to be consistent with the position of these costs for the six month period ended June 30, 2000.

           The provision for income taxes has increased in line with the increased profitability of Yorkshire Group in the six month period ended June 30, 2000.

      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

           Yorkshire Group has implemented a change in the depreciation method for its distribution network assets. Previously, distribution network assets were depreciated at a rate of 3% per annum for 20 years and 2% per annum for the remaining 20 years. A straight line depreciation method has now been implemented for such assets as this is believed to better match the cost of the assets with the anticipated usage pattern. The effect of this change in the six months ended June 30, 2000 was to increase net income by (pound)2 million. The cumulative effect of this change in accounting principle on prior accounting periods to December 31, 1999 is an increase in income of approximately (pound)8 million, after a reduction for income taxes of (pound)4 million recorded in the quarter ended March 31, 2000.

      REVISION TO ASSET LIVES

              In addition to the change in depreciation method, Yorkshire Group has revised the estimated useful economic lives of its distribution network assets in order to provide a more accurate estimated life for each asset type. Such assets are now depreciated over a period of between 10 and 80 years. In the six months ended June 30, 2000, the effect of this change was to increase net income by (pound)2 million. The effect of the change in the year ending December 31, 2000 is expected to be an increase in net income of (pound)4 million.

      FINANCIAL CONDITION

              Yorkshire Power Pass-Through Asset Trust 2000-1 (the `PATS Trust') is a New York common law trust, the sole assets of which consist of (i) a 100% beneficial interest in (pound)155 million principal amount of Reset Senior Notes, issued in February 2000 and due February 15, 2020, (the `Senior Notes') issued by Yorkshire Finance 2 (`YPF2'), a subsidiary of Yorkshire Power Group (YPG) and (ii) the rights of the PATS Trust under a currency swap with UBS AG, London Branch (the `Currency Swap') and an option granted to UBS AG, London Branch (the `Call Option').

              The PATS Trust has issued $250 million principal amount of 8.25% Pass-Through Asset Trust Securities (PATS) due February 15, 2005 (the Certificates). All of the US Dollar proceeds from the offering by the PATS Trust of the Certificates have been swapped by the Trust with UBS AG, London Branch for (pound) Sterling pursuant to the Currency Swap. The PATS Trust has used the (pound) Sterling, together with the proceeds received by the PATS Trust from UBS AG, London Branch under the Call Option, to purchase the Senior Notes issued by YPF2. YPF2 has loaned the net proceeds to YPG and subsidiaries. These proceeds were used as working capital and for the repayment of debt, including repayment of a loan which was entered into to repay Tranche B of Yorkshire Group's syndicated credit facility. YPG has issued a guarantee that fully and unconditionally guarantees the due and punctual payment of principal and interest on the Senior Notes.

      MARKET RISKS

           Yorkshire Group has certain market risks inherent in its business activities, arising from the purchase and sale of electricity and gas, changes in foreign currency exchange rates and interest rates. Market risk represents the risk of loss that may impact Yorkshire Group due to adverse changes in market prices and rates.

           Yorkshire Group's exposure to commodity price variability has increased as a result of increased energy trading during the six months ended June 30, 2000. Risk management policies have been established by a risk management committee which has responsibility for oversight of all energy risk management. Trading is conducted in accordance with defined Value at Risk parameters approved by Yorkshire Group. Value at Risk has not changed significantly in the six month period ended June 30, 2000. Risks arising from changes in foreign currency exchange rates and interest rates has not changed significantly since December 31, 1999. For further details on market risk, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in Form 10-K.

      RATIONALIZATION

           Yorkshire plans to streamline its distribution and Supply workforces and has announced a reduction of approximately 350 positions (260 positions from the distribution business and 90 positions from the Supply business) during 2000 and a further 75 positions from the distribution business in 2001. A provision of approximately (pound)7 million has been recorded in January 2000 to reflect the cost of the 350 reductions in 2000. The majority of these redundancies are expected to take place in the latter half of 2000. The balance of the provision at June 30, 2000 was approximately (pound)5 million.

           Such streamlining is part of the overall program of reducing controllable costs in response to Ofgem's final distribution and supply price control reviews and to increasing competition in the Supply business.

      LEGAL PROCEEDINGS

           Reference is made to Form 10-K, Part I, Item 3. "Legal Proceedings" for details of ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS. Yorkshire made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount payable by Yorkshire in respect of its use of surplus is approximately (pound)38 million plus interest.

       OFGEM PRICE CONTROL REVIEW

             Following the conclusion of the electricity distribution and supply price control reviews and other Ofgem initiatives, a number of PES license modifications became effective on April 1, 2000. Consequently, from that date, there has been a reduction in the prices Yorkshire can charge its distribution and supply customers. For details of the price control reviews refer to Form 10-K, Part I, Item 1 "Yorkshire's Businesses - Industry Background - Distribution of Electricity - Distribution Price Regulation from April 1, 2000" and "Yorkshire's Businesses - Industry Background - Supply of Electricity - Electricity Supply Price Regulation from April 1, 2000".

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

       PART II.          OTHER INFORMATION

             Item 5. Other Information

             Reference is made to Form 10-K, Part I, Item 1 "Yorkshire Group and the US Parents - AEP" and to Form 10-Q for the quarter ended March 31, 2000, Part II, Item 5 "Other Information" for details of the planned merger between AEP and CSW. On June 15, 2000, following the receipt of final regulatory approval the merger of AEP and CSW was completed.

             The common ownership in the UK resulting from the merger of one of Yorkshire's parent companies and the sole owner of SEEBOARD creates what is known as a "deemed merger" in the UK. As noted in Form 10-K, Part I,
       Item 1 "Yorkshire Group and the US Parents - AEP" in January 2000, the UK Department of Trade and Industry sought assurances about this deemed merger situation, in particular the separation of Yorkshire's distribution business from its electricity supply business and about facilitation of competition in generation and electricity supply. These assurances were given and clearance of this deemed merger granted. Modifications will be made to the PES Licenses of both Yorkshire and SEEBOARD in order to reflect such assurances. These modifications are expected to become effective in late August 2000.

             Reference is made to Form 10-K, Part I, Item 1 "Yorkshire Group and the US parents - NCE" for details of the planned merger of NCE and NSP. The NCE/NSP merger is now expected to be completed in the third quarter of 2000.

             Reference is made to Form 10-K, Part 1, Item I "The Electric Utility Industry in Great Britain - Regulatory Developments - Review of the Regulatory Framework: The Utilities Bill" for details of the UK government's proposed legislation to modernize the framework for utility regulation of the electricity and gas sectors.

             On July 28, 2000, the Utilities Bill received Royal Assent thereby creating the Utilities Act 2000 (the "Utilities Act"). The main provisions of the Utilities Act include:

              - the establishment of the Gas and Electricity Markets Authority ("the Authority") in place of the individual regulators for gas and electricity. The office to support the Authority will be known as Ofgem;

              - a new principal objective for the Authority to protect the interests of consumers, wherever appropriate by promoting effective competition;

             - powers for the Authority to impose financial penalties on companies for breaches of license conditions and other specified statutory requirements (such penalties may be in an amount not to exceed 10% of the licensees' turnover);

             - the establishment of an independent Council with responsibility for seeking to resolve complaints, providing information of use to consumers, and advocating the interests of all consumers to the Authority, government and others with an influence on regulation;

              - a requirement for price-regulated gas and electricity utilities to disclose links (if any) between directors' pay and customer service standards;

              - legislation to underpin NETA;

              - separate licensing of electricity supply and distribution, and the introduction of a bar on supply and distribution licenses being held by the same legal person (which effectively means that the electricity supply and distribution businesses of current PESs would be put into separate companies. This does not preclude common ownership of the companies holding the electricity supply and distribution licenses);

              - new `collective' license modification procedures enabling the Authority to modify standard license conditions without a Competition Commission reference, even if some companies disagree (although in certain circumstances a Competition Commission reference will still be necessary);

              - a duty on the Authority, in the exercise of its statutory functions, to have regard to guidance issued by the Secretary of State on the social and environmental objectives relevant to the gas and electricity sectors;

              - new powers for the Secretary of State to make regulations to promote energy efficiency and the generation of electricity from renewable sources, and to provide for a cross-subsidy for the benefit of disadvantaged consumers; and

              - a requirement for the Authority to give reasons for certain key decisions and to publish and consult on significant future programs.

             The only clause in the Utilities Act which is currently in force, however, is that relating to the license modifications required to implement NETA. All other sections will come into force after the Secretary of State has issued appropriate statutory instruments announcing dates. There is currently no clear timetable for the implementation of the different elements of the Utilities Act. Yorkshire is assessing the implications of the Utilities Act for the Company.

             Reference is made to Form 10-K, Part 1, Item I "The Electric Utility Industry in Great Britain - Regulatory Developments - New Electricity Trading Arrangements" for details of the new electricity trading arrangements designed to replace the Pool. The Utilities Act gives the UK Secretary of State for Trade and Industry the power to impose the PES license changes required to implement NETA. These changes will contain a requirement for PESs to be party to a number of new industry-wide agreements in addition to securing changes to current core industry documents.

             NETA trading is now expected to commence on November 21, 2000, although this date is dependent on the successful completion of system trialling and testing. Yorkshire has been selected to join the NETA market integration testing, subject to an external review of the Company's program readiness.

             On July 31, 2000, Ofgem published initial proposals for an environmental action plan. An increased emphasis on environmental and social issues is the first of Ofgem's priority projects for 2000/01 and this focus reflects the objectives for Ofgem set under the Utilities Act. These proposals explore Ofgem's involvement in:

              - creating incentives to use energy efficiency in price controls for gas and electricity;

              - administering the climate change levy exemption and the percentage obligation for renewables;

              - promoting energy efficiency standards of performance;

              - promoting trading in green certificates for renewable generation and in emissions levels from power stations;

              - requiring new codes of practice covering energy efficiency advice;

              - working on the design of new electricity trading arrangements;
       and

              - monitoring the development of combined heat and power generation.

             Ofgem is seeking comments on the document by the end of September 2000 and there will follow a series of meetings and workshops with interested parties to finalize the plan. Yorkshire is currently assessing the implications for Yorkshire of these proposals.

             Reference is made to Form 10-K, Part I, Item 1 "The Electric Utility Industry in Great Britain - Industry Structure" for details of various industry combinations. On August 3, 2000, TXU Europe announced its purchase of Norweb Energi, the supply business of United Utilities plc.

             Reference is made to Form 10-K, Part 1, Item I "UK and EU Competition Law" for details of the Competition Act which came into force on March 1, 2000 and gives new concurrent powers to the Director General of Fair Trading and Ofgem to investigate and act against anti-competitive agreements and conduct. On May 31, 2000, Ofgem, in consultation with the Office of Fair Trading, published a consultation document "Competition Act 1998 Application to the Energy Sectors". The document provides advice and information about the actions which the Director General of Gas and Electricity Markets will take into account when considering whether, and if so, how, to exercise his powers under the Competition Act. The proposals do not raise any significant concerns for Yorkshire.





             Item 6.  Exhibits and Reports on Form 8-K

             (a)    Exhibits:

             Exhibit 27 - Financial Data Schedule.

             (b)    Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       YORKSHIRE POWER GROUP LIMITED


       BY: /S/ Armando A. Pena
          --------------------
       Armando A. Pena
       Chief Financial Officer and Director