Form 10-Q
period 2000-09-30
YORKSHIRE POWER GROUP LTD
filed 2000-11-14
CIK 1056090

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended SEPTEMBER 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For The Transition Period from ____ to ____

                      Registrant; State or Other
       Commission     Jurisdiction of Incorporation;        I.R.S Employer
       File Number    Address; and Telephone Number       Identification No.
       -----------    -----------------------------       ------------------

       333-47925      Yorkshire Power Group Limited         84-1393785
                      (England & Wales)
                      Wetherby Road
                      Scarcroft
                      Leeds LS14 3HS
                      United Kingdom
                      011-44-113-289-2123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

A description of the registrant's common stock follows:

                          Description of                  Shares Outstanding
Registrant                Common Stock                    at October 31, 2000
--------------------------------------------------------------------------------

Yorkshire Power           Par Value (pound)1 Per Share     440,000,002
Group Limited

             YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARY COMPANIES

                                    Form 10-Q

                    For The Quarter Ended September 30, 2000

                                TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                               Page

Consolidated Statements of Income                                 5
Consolidated Balance Sheets                                       7
Consolidated Statements of Cash Flows                             9
Consolidated Statements of Changes in Shareholders' Equity       11
Notes to Consolidated Financial Statements                       13
Management's Discussion and Analysis of Results of
    Operations and Financial Condition                           23


PART II.    OTHER INFORMATION


Item 1      Legal Proceedings                                    29
Item 5      Other Information                                    30
Item 6      Exhibits and Reports on Form 8-K                     37


SIGNATURES                                                       38

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

"DTI" means the UK Department of Trade and Industry

"ESPS" means Electricity Supply Pension Scheme

"Fiscal Year" means a year ended March 31

"Form 10-K" means the Annual Report on Form 10-K of Yorkshire Group for the Transition Period

"GEMA" means Gas and Electricity Markets Authority

"Hyder" means Hyder plc

"Independent Energy" means Independent Energy UK Ltd, a subsidiary of Independent Energy Holdings plc

"Innogy" means Innogy Holdings plc

"NCE" means New Century Energies

"NETA" means New Electricity Trading Arrangements

"NGC" means the National Grid Company plc, which is wholly owned by NGG

"NGG" means the National Grid Group plc

"NSP" means Northern States Power Company

"Ofgem" means Office of Gas and Electricity Markets

"PES" means public electricity supplier

"PPL" means PPL Incorporation

"Pool" means the wholesale trading market for electricity in England and Wales

"SEEBOARD" means SEEBOARD plc

"SEI" means Southern Energy Inc

"Supply" means the supply of electricity and gas

"SWALEC" means South Wales Electricity plc

"Transition Period" means the nine-month period beginning April 1, 1999 and ending December 31, 1999

"UK" means the United Kingdom

"US" means the United States of America

"Utlilities Act" means Utilities Act 2000

"WPD" means Western Power Distribution Limited

"Yorkshire" means Yorkshire Electricity Group plc and its subsidiaries

"Yorkshire Group" means Yorkshire Power Group Limited and its subsidiaries

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)
                                   (UNAUDITED)

                                                      Three Months Ended
                                              September 30,          September 30,
                                                  2000                   1999
                                           -----------------          ---------
                                           (pound)        $            (pound)

OPERATING REVENUES . . . . . . . . . . . .    336        497              329

COST OF SALES. . . . . . . . . . . . . . .    228        337              233
                                           ------     ------           ------

GROSS MARGIN . . . . . . . . . . . . . . .    108        160               96
                                           ------     ------           ------

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     12         18               14
  Depreciation and Amortization. . . . . .     18         27               21
  Selling, General and Administrative. . .     38         56               29
                                           ------     ------           ------
INCOME FROM OPERATIONS . . . . . . . . . .     40         59               32

OTHER INCOME, NET: . . . . . . . . . . . .      1          1                3

INTEREST EXPENSE, NET: . . . . . . . . . .    (28)       (41)             (29)
                                           ------     ------           ------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . .     13         19                6

PROVISION FOR INCOME TAXES . . . . . . . .      3          4                -
                                           ------     ------           ------

NET INCOME . . . . . . . . . . . . . . . .     10         15                6
                                           ======     ======           ======



The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (in millions)
                                   (UNAUDITED)

                                                      Nine Months Ended
                                               September 30,       September 30,
                                                    2000                 1999
                                           -----------------         ---------
                                          (pound)         $            (pound)

OPERATING REVENUES . . . . . . . . . . . .  1,087      1,607            1,039

COST OF SALES. . . . . . . . . . . . . . .    748      1,106              726
                                           ------     ------           ------

GROSS MARGIN . . . . . . . . . . . . . . .    339        501              313
                                           ------     ------           ------

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .     37         55               43
  Depreciation and Amortization. . . . . .     56         83               61
  Selling, General and Administrative. . .    104        153               94
                                           ------     ------           ------
INCOME FROM OPERATIONS . . . . . . . . . .    142        210              115

OTHER INCOME (EXPENSE), NET:. . . . . . .       1          1               (1)
INTEREST EXPENSE, NET: . . . . . . . . . .    (85)      (126)             (85)
                                           ------     ------           ------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . .     58         85               29

PROVISION FOR INCOME TAXES . . . . . . . .     20         29               11
                                           ------     ------           ------

INCOME FROM CONTINUING OPERATIONS
BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE. . . . . . . . . .     38         56               18

CUMULATIVE EFFECT ON PRIOR YEARS (TO
DECEMBER 31, 1999) OF CHANGING TO A
DIFFERENT DEPRECIATION METHOD (NOTE 7) . .      8         12                -
                                           ------     ------           ------

NET INCOME . . . . . . . . . . . . . . . .     46         68               18
                                           ======     ======           ======


PROFORMA AMOUNTS ASSUMING THE
NEW DEPRECIATION METHOD IS
APPLIED RETROACTIVELY

NET INCOME . . . . . . . . . . . . . . . .     38         56               20
                                           ======     ======           ======


The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                   (UNAUDITED)

                                                            September 30,   December 31,
                                                                 2000            1999
                                                          ----------------    -------
                                                         (pound)         $    (pound)
                                                                 (See Note 1)
ASSETS
------

FIXED ASSETS:
  Property, Plant and Equipment, Net of Accumulated
    Depreciation of (pound)177 ($262) and (pound)139 . .   1,063     1,571      1,005
  Construction Work in Progress. . . . . . . . . . . .        10        15         31
                                                          ------    ------     ------

          Total Fixed Assets . . . . . . . . . . . . .     1,073     1,586      1,036
                                                         -------    ------     ------


CURRENT ASSETS:
  Cash and Cash Equivalents. . . . . . . . . . . . . .         7        10          9
  Investments. . . . . . . . . . . . . . . . . . . . .        17        25         16
  Accounts Receivable, Less Provision for
    Uncollectibles of (pound)10 ($15) and (pound)9 . . .     117       173        108
  Unbilled Revenue . . . . . . . . . . . . . . . . . .        59        87        100
  Electricity and Gas Trading Contracts. . . . . . . .        83       123          4
  Prepaids and Other . . . . . . . . . . . . . . . . .        47        70         40
                                                          ------    ------     ------

          Total Current Assets . . . . . . . . . . . .       330       488        277
                                                          ------    ------     ------


OTHER ASSETS:
  Goodwill, Net of Accumulated Amortization of
    (pound)86 ($127) and (pound)68  . . . . . . . . . .      884     1,307        902
  Investments, Long-term . . . . . . . . . . . . . . .        38        56         45
  Prepaid Pension Asset. . . . . . . . . . . . . . . .       129       191        115
  Electricity and Gas Trading Contracts. . . . . . . .        29        43          -
  Other Non-Current Assets . . . . . . . . . . . . . .        22        33         20
                                                          ------    ------     ------


          Total Other Assets . . . . . . . . . . . . .     1,102     1,630      1,082
                                                          ------    ------     ------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .     2,505     3,704      2,395
                                                          ======    ======     ======


The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)
                                   (UNAUDITED)

                                                          September 30,     December 31,
                                                                2000           1999
                                                          ---------------   -----------
                                                           (pound)     $      (pound)
                                                                 (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY
  Share capital,(pound)1 par value common shares,
    440,000,100 authorized and 440,000,002
    issued and outstanding . . . . . . . . . . . . . .       440      651        440
  Retained Profit. . . . . . . . . . . . . . . . . . .        57       84         11
                                                          ------   ------     ------

    Total Shareholders' Equity . . . . . . . . . . . .       497      735        451
                                                          ------   ------     ------

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . .     1,130    1,671        964

SHORT-TERM DEBT REFINANCED FEBRUARY 2000 . . . . . . .         -        -        165

COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST
  SECURITIES OF SUBSIDIARY HOLDING SOLELY JUNIOR
  SUBORDINATED DEFERRABLE INTEREST DEBENTURES (NOTE 8)       162      239        166

OTHER NON-CURRENT LIABILITIES:
  Deferred Income Taxes. . . . . . . . . . . . . . . .       231      342        195
  Provision for Uneconomic Electricity
    and Gas Contracts. . . . . . . . . . . . . . . . .        28       41         29
  Electricity and Gas Trading Contracts. . . . . . . .        27       40          -
  Other . . . . .  . . . . . . . . . . . . . . . . . .        14       21         13
                                                          ------   ------     ------

    Total Other Non-Current Liabilities. . . . . . . .       300      444        237
                                                          ------   ------     ------

CURRENT LIABILITIES:
  Current Portion of Long-term Debt. . . . . . . . . .         9       13          9
  Short-term Debt. . . . . . . . . . . . . . . . . . .        80      119        131
  Accounts Payable . . . . . . . . . . . . . . . . . .        61       90         79
  Accrued Liabilities and Deferred Income. . . . . . .        85      126         91
  Electricity and Gas Trading Contracts. . . . . . . .        80      118          3
  Income Taxes Payable . . . . . . . . . . . . . . . .        42       62         58
  Other Current Liabilities. . . . . . . . . . . . . .        59       87         41
                                                          ------   ------     ------

    Total Current Liabilities. . . . . . . . . . . . .       416      615        412
                                                          ------   ------     ------

TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . .     2,008    2,969      1,944
                                                          ------   ------     ------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES . . . . . .     2,505    3,704      2,395
                                                          ======   ======     ======


The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (UNAUDITED)


                                                                  Nine Months Ended
                                                             September 30,   September 30,
                                                                  2000           1999
                                                           -----------------  -----------
                                                           (pound)      $    (pound)

  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income . . . . . . . . . . . . . . . . .                46        68         18
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation of Fixed Asset Investment
      Included in Cost of Sales. . . . . . . .                 7        10          8
    Depreciation and Amortization. . . . . . .                56        83         61
    Cumulative Effect of a Change in
      Depreciation Method. . . . . . . . . . .               (12)      (18)         -
    Gain on Sale of Investments. . . . . . . .                 -         -         (3)
    Loss on Investment in Ionica . . . . . . .                 -         -          1
    Deferred Income Tax Liability. . . . . . .                30        44         22
  Changes in Assets and Liabilities:
    Receivables and Unbilled Revenue . . . . .                32        47          8
    Income Taxes Payable . . . . . . . . . .                 (16)      (24)        (2)
    Prepaids and Other Current Assets. . . . .                (3)       (4)        (9)
    Prepaid Pension Asset. . . . . . . . . . .               (14)      (20)       (16)
    Other Current Liabilities. . . . . . . . .                20        30          2
    Accounts Payable . . . . . . . . . . . . .               (18)      (27)       (29)
    Accrued Liabilities and Deferred Income. .                (6)       (9)         8
    Other. . . . . . . . . . . . . . . . . . .                 1         1          7
                                                          ------     -----     ------

      Net Cash Provided by Operating
        Activities . . . . . . . . . . . . . .               123       181         76
                                                          ------    ------     ------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures . . . . . . . . . . .               (69)     (102)      (106)
    Proceeds from Sale of Discontinued Operations              -         -         94
    Proceeds from Sale of Property,
      Plant and Equipment. . . . . . . . . . .                 1         1          6
    Proceeds from Sale of Long-term Investments                -         -          3
    Net change in Short-term Investments . . .                (1)       (1)        12
    Other. . . . . . . . . . . . . . . . . . .                 -         -         (1)
                                                          ------    ------     ------

      Net Cash (Used) Provided by Investing Activities       (69)     (102)         8
                                                          ------    ------     ------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Long-term Debt .               165       244          -
    Repayment of Long-term Debt. . . . . . . .                (5)       (7)         -
    Net Change in Short-term Debt. . . . . . .              (216)     (319)       (80)
                                                          ------    ------     ------

      Net Cash Used by
        Financing Activities . . . . . . . . .               (56)      (82)       (80)
                                                          ------    ------     ------

 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (2)       (3)         4

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             9        13          8
                                                          ======    ======     ======

  CASH AND CASH EQUIVALENTS AT END OF PERIOD                   7        10         12
                                                          ======    ======     ======

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                Nine Months Ended
                                                         September 30,    September 30,
                                                              2000            1999
                                                        -----------------    ------
                                                       (pound)         $    (pound)
Cash Paid for Interest . . . . . . . . . . .                88       130         87
                                                        ======    ======     ======

Cash Paid for Income Taxes . . . . . . . . .                 9        13          1
                                                        ======    ======     ======

The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in millions, except shares)
                                   (UNAUDITED)

For the three months ended September 30, 2000:

                                       Share Capital
                                       -------------           Retained
                                     Shares     Amount          Profit             Total
                                     ------     ------         --------            -----
                                                (pound)          (pound)          (pound)

Balance, July 1, 2000 . . . . .    440,000,002    440               47              487
Net Income . . . . . . . . . . .            -       -               10               10
                                   -----------   ----             ----             ----

Balance, September 30, 2000. . .   440,000,002    440               57              497
                                   ===========   ====             ====             ====




For the three months ended September 30, 1999:

                                       Share Capital
                                       -------------           Retained
                                     Shares     Amount          Profit             Total
                                     ------     ------         --------            -----
                                                (pound)          (pound)          (pound)

Balance, July 1, 1999. . . . . .   440,000,002    440               (28)            412
Net Income . . . . . . . . . . .            -       -                 6               6
                                   -----------   ----              ----            ----

Balance, September 30, 1999. . .   440,000,002    440               (22)            418
                                   ===========   ====              ====            ====



The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (in millions, except shares)
                                   (UNAUDITED)

For the nine months ended September 30, 2000:

                                       Share Capital
                                       -------------           Retained
                                     Shares     Amount          Profit             Total
                                     ------     ------         --------            -----
                                                (pound)          (pound)          (pound)


Balance, January 1, 2000 . . . .   440,000,002    440               11              451
Net Income . . . . . . . . . . .            -       -               46               46
                                   -----------   ----             ----             ----

Balance, September 30, 2000. . .   440,000,002    440               57              497
                                   ===========   ====             ====             ====




For the nine months ended September 30, 1999:

                                       Share Capital
                                       -------------           Retained
                                     Shares     Amount          Profit             Total
                                     ------     ------         --------            -----
                                                (pound)          (pound)          (pound)

Balance, January 1, 1999. . . . .  440,000,002    440               (40)            400
Net Income . . . . . . . . . . .            -       -                18              18
                                   -----------   ----              ----            ----

Balance, September 30, 1999. . .   440,000,002    440               (22)            418
                                   ===========   ====              ====            ====



The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

             The consolidated balance sheets, income statements, statements of cash flows and certain information in the notes to the consolidated financial statements are presented in pounds sterling ((pound)) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of (pound)1 = $1.4785, the closing mid-point in London on September 30, 2000. This presentation has not been translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

3.     NEW ACCOUNTING STANDARD

             SFAS No. 133, `Accounting for Derivative Instruments and Hedging Activities', was issued in June 1998. This statement was originally scheduled to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999: SFAS No. 137 has delayed the effective date for one year. SFAS 133 establishes accounting and reporting standards for derivative instruments. It requires that all derivatives be recognized as either an asset or a liability, measured at fair value, in the financial statements. If certain conditions are met a

                  YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

3.     NEW ACCOUNTING STANDARD (continued)

       derivative may be designated as a hedge of possible changes in fair value of a recognized asset or liability or of an unrecognized firm commitment; variable cash flows of a recognized asset or liability or of a forecasted transaction; or foreign currency exposure. The accounting/reporting for fair value changes in a derivative used as a hedging instrument depends on the intended use and resulting designation of the derivative. Currently, there are outstanding issues under consideration by the Financial Accounting Standards Board's Derivative Implementation Group. Management is currently studying the provisions of SFAS 133 to determine the impact of its adoption on results of operations, cash flows and financial condition. Yorkshire intends to adopt the standard as required by January 2001.

             The SEC has issued Staff Accounting Bulletin 101 "Revenue Recognition" which provided guidance on the timing and methods of recognizing revenues that SEC registrants must adopt in the fourth quarter of 2000. The adoption of this Staff Accounting Bulletin is not expected to have a material effect on the financial statements of Yorkshire since Yorkshire already follows the principles outlined in this Staff Accounting Bulletin.

4.     CONTINGENCIES

       LEGAL PROCEEDINGS

             Reference is made to Form 10-K for the Transition Period, Part I,
       Item 3 "Legal Proceedings" for details of litigation between Optimum Solutions Limited ("the Claimant") and Yorkshire Electricity Group plc ("Yorkshire"), Eastern Electricity plc ("Eastern"), National Grid Company plc ("NGC") and Logica plc.

             Yorkshire and Eastern made motions in the UK High Court of Justice Chancery Division (the "High Court") that the Claimant's action against them be dismissed or in the alternative, that the Claimant should provide security for the costs of Yorkshire and Eastern.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

4.     CONTINGENCIES (continued)

             In response, the High Court ordered that the Claimant provide security for Yorkshire and Eastern's costs of (pound)950,000 by November 1, 2000, and that failure to pay such costs would result in dismissal of the Claimant's actions. Yorkshire and Eastern were also awarded costs incurred already.

             The Claimant did not provide the security ordered and did not pay the costs awarded to Yorkshire and Eastern by the date ordered by the High Court. As a consequence, the claim was dismissed on November 1, 2000.

             On the application of Yorkshire and Eastern, provisional liquidators of the Claimant were appointed on October 11, 2000.

             Reference is made to Form 10-K for the Transition Period Part I,
       Item 3 "Legal Proceedings" and Form 10-Q for the quarter ended June 30, 2000, Part II, Item 5 for details of ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS. The appeals initiated by NGC and National Power in the House of Lords will now be heard in February 2001.

             Yorkshire, along with other ESPS member companies, is now in the process of preparing similar retrospective deeds of amendment to those executed by NGC and National Power. It is expected that Yorkshire's deed will be executed in late November or early December 2000.

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

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

       REVISION TO ASSET LIVES

             In addition to the change in depreciation method, described below in Note 7, Yorkshire Group has revised the estimated useful economic lives of its distribution network assets in order to provide a more accurate estimated life for each asset type. Such assets are now depreciated over a period of between 10 and 80 years. In the nine months ended September 30, 2000, the effect of this change was to increase net income by (pound)3 million. The effect of the change in the year ending December 31, 2000 is expected to be an increase in net income of (pound)4 million.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

                  YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

5.     RATIONALIZATION

             Yorkshire is currently implementing plans to streamline its distribution and Supply workforces and has announced a reduction of approximately 350 positions (260 positions from the distribution business and 90 positions from the Supply business) during 2000 and a further 75 positions from the distribution business in 2001. A provision of approximately (pound)7 million has been recorded in January 2000 (in Selling, General and Administrative expenses) to reflect the cost of the 350 reductions in 2000. The balance of the provision at September 30, 2000 was approximately (pound)3 million.

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

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

6.     BUSINESS SEGMENTS (continued)

             A summary of information about Yorkshire Group's operations by segments follows (in millions):

                                     Nine Months Ended September 30, 2000

                            Distribution  Supply  Other  Eliminations Consolidated
                                                         and non-
                                                         allocated
                                                         items
                               (pound)    (pound) (pound)   (pound)     (pound)


         Revenues from
           external customers      77      1,012       -        (2)      1,087
         Intersegment sales       136         16       1      (153)          -
         Income (loss) from
           operations             100         63      (5)      (16)        142
         Total assets           1,098        473   2,738    (1,804)      2,505


                                       Nine Months Ended September 30, 1999

                            Distribution  Supply  Other  Eliminations Consolidated
                                                         and non-
                                                         allocated
                                                         items
                               (pound)    (pound) (pound)   (pound)     (pound)

         Revenues from
           external customers      58        976       4          1       1,039
         Intersegment sales       179         30       5       (214)          -
         Income (loss) from
           operations             109         27      (4)       (17)        115
         Total assets             998        376   2,638     (1,675)      2,337

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

6.     BUSINESS SEGMENTS (continued)

              Non-allocated items within total assets consist principally of goodwill of (pound)884 million at September 30, 2000 and (pound)913 million at September 30, 1999.

              Non-allocated items within income (loss) from operations consist principally of amortization of goodwill of (pound)18 million in the nine months ended September 30 for both 2000 and 1999.

7.     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

             Yorkshire Group has implemented a change in the depreciation method for its distribution network assets. Previously distribution network assets were depreciated at a rate of 3% per annum for 20 years and 2% per annum for the remaining 20 years. A straight line depreciation method has now been implemented for such assets as this is believed to better match the cost of the assets with the anticipated usage pattern. The effect of this change in the nine months ended September 30, 2000 was to increase net income by (pound)2 million. The cumulative effect of this change in accounting principle on prior accounting periods to December 31, 1999 is an increase in income of approximately (pound)8 million, after a reduction for income taxes of (pound)4 million recorded in the quarter ended March 31, 2000.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       QUARTER ENDED SEPTEMBER 30, 2000 VS. QUARTER ENDED SEPTEMBER 30, 1999

       AND

       NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

       RESULTS OF OPERATIONS

             Net income for the year to date period increased by (pound)28 million (156%) from (pound)18 million to (pound)46 million. There was an increase in net income of (pound)4 million (67%) in the latest quarter from (pound)6 million to (pound)10 million. This is due primarily to the following: an increase in gross margin attributable to the gas and electricity supply businesses and the cumulative effect on prior years of a revised depreciation method.

             Income statement line items that changed significantly were:

                                                       Increase/(decrease)
                                                       -------------------
                                                Third Quarter        Year to Date
                                             (pound)      %       (pound)      %
                                                            (in milions)
      Operating Revenues                        7          2        48         5

      Gross Margin                             12         13        26         8
      Selling, General and
      Administrative Expenses                   9         31        10         11
      Provision for Income Taxes                3        N/A         9         82
      Cumulative effect on prior                -          -         8        N/A
      years (to December 31, 1999)
      of changing to a different
      depreciation method
      Net Income                                4         67        28        156

           Electricity supply operating revenues in the competitive market have decreased when compared to the same period last year. A decline in volumes supplied to the residential electricity supply market and smaller non-residential customers has been partially offset by a growth in the volume of electricity supplied to larger non-residential electricity supply customers.

           External revenues attributable to the distribution business have increased due to the competitive market creating growth in revenues for the use of the distribution network from external customers. However, this growth has been offset in part by the impact of the distribution price control review from April 1, 2000 which adversely affected distribution revenues in the six month period ended September 30, 2000.

           Gas supply revenues in the competitive market increased as the number of residential gas supply customers rose in the period. Increased residential volumes have led to an improvement in gross margin for the gas supply business.

           Despite competitive pressures, gross margin for the electricity supply business has increased, primarily due to lower electricity pool costs and favourable CFD settlements. In addition other costs have decreased, notably those associated with the use of the distribution network, as a result of the distribution price control review from April 1, 2000.

           It is anticipated that strong competitive pressures and the impact of the price control reviews on revenues experienced since April 1, 2000 will continue during the remainder of the year. In addition the method of trading electricity will change following the implementation of NETA which is now not anticipated to be in place until March 27, 2001. It is anticipated that NETA will make the market for the sale of electricity by generators more competitive.

           Selling, general and administrative costs during the nine months ended September 30, 2000 have increased when compared to 1999. An increase in rationalisation costs in 2000 was largely offset by a reduction in costs incurred in 1999 in relation to Year 2000 modifications and costs associated with the development of new systems to facilitate competition. However increased costs associated with the competitive market in the three months to September 30, 2000 have led to an increase in year to date and quarterly costs when compared to the corresponding prior year period.

           Certain reclassifications have been made to the prior period financial information. Expenditure of (pound)9 million charged to maintenance in the nine month period ended September 30, 1999 has been restated as Selling, General and Administrative expenditure so as to be consistent with the position of these costs for the nine month period ended September 30, 2000.

           The provision for income taxes has increased in line with the increased profitability of Yorkshire Group in the current quarter and the nine month period ended September 30, 2000.

      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

           Yorkshire Group has implemented a change in the depreciation method for its distribution network assets. Previously, distribution network assets were depreciated at a rate of 3% per annum for 20 years and 2% per annum for the remaining 20 years. A straight line depreciation method has now been implemented for such assets as this is believed to better match the cost of the assets with the anticipated usage pattern. The effect of this change in the nine months ended September 30, 2000 was to increase net income by (pound)2 million. The cumulative effect of this change in accounting principle on prior accounting periods to December 31, 1999 is an increase in income of approximately (pound)8 million, after a reduction for income taxes of (pound)4 million recorded in the quarter ended March 31, 2000.

      REVISION TO ASSET LIVES

              In addition to the change in depreciation method, Yorkshire Group has revised the estimated useful economic lives of its distribution network assets in order to provide a more accurate estimated life for each asset type. Such assets are now depreciated over a period of between 10 and 80 years. In the nine months ended September 30, 2000, the effect of this change was to increase net income by (pound)3 million. The effect of the change in the year ending December 31, 2000 is expected to be an increase in net income of (pound)4 million.

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

           Yorkshire Group's exposure to commodity price variability has increased as a result of increased energy trading during the nine months ended September 30, 2000. Risk management policies have been established by a risk management committee which has responsibility for oversight of all energy risk management. Trading is conducted in accordance with defined Value at Risk parameters approved by Yorkshire Group. Value at Risk has not changed significantly in the nine month period ended September 30, 2000. Risks arising from changes in foreign currency exchange rates and interest rates has not changed significantly since December 31, 1999. For further details on market risk, see Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in Form 10-K.

      RATIONALIZATION

           Yorkshire is currently implementing plans to streamline its distribution and Supply workforces and has announced a reduction of approximately 350 positions (260 positions from the distribution business and 90 positions from the Supply business) during 2000 and a further 75 positions from the distribution business in 2001. A provision of approximately (pound)7 million has been recorded in January 2000 to reflect the cost of the 350 reductions in 2000. The balance of the provision at September 30, 2000 was approximately (pound)3 million.

           Such streamlining is part of the overall program of reducing controllable costs in response to Ofgem's final distribution and supply price control reviews and to increasing competition in the Supply business.

      LEGAL PROCEEDINGS

             Reference is made to Form 10-K for the Transition Period Part I,
      Item 3 "Legal Proceedings for details of ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS. The appeals initiated by NGC and National Power in the House of Lords will now be heard in February 2001.

             Yorkshire, along with other ESPS member companies, is now in the process of preparing similar retrospective deeds of amendment to those executed by NGC and National Power. It is expected that Yorkshire's deed will be executed in late November or early December 2000.

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

PART II. OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

       Reference is made to Form 10-K for the Transition Period, Part I, Item 3 "Legal Proceedings" for details of litigation between Optimum Solutions Limited ("the Claimant") and Yorkshire Electricity Group plc ("Yorkshire"), Eastern Electricity plc ("Eastern"), National Grid Company plc ("NGC") and Logica plc.

       Yorkshire and Eastern made motions in the UK High Court of Justice Chancery Division (the "High Court"), that the Claimant's action against them be dismissed or in the alternative, that the Claimant should provide security for the costs of Yorkshire and Eastern.

       In response the High Court ordered that the Claimant provide security for Yorkshire and Eastern's costs of (pound)950,000 by November 1, 2000, and that failure to pay such costs would result in dismissal of the Claimant's actions. Yorkshire and Eastern were also awarded costs incurred already.

       The Claimant did not provide the security ordered and did not pay the costs awarded to Yorkshire and Eastern by the date ordered by the High Court. As a consequence, the claim was automatically dismissed on November 1, 2000.

       On the application of Yorkshire and Eastern, provisional liquidators of the Claimant were appointed on October 11, 2000.

       Reference is made to Form 10-K for the Transition Period Part I, Item 3 "Legal Proceedings" and Form 10-Q for the quarter ended June 30, 2000, Part II,
Item 5 for details of ongoing litigation with respect to other corporations' use of actuarial surpluses declared in the ESPS. The appeals initiated by NGC and National Power in the House of Lords will now be heard in February 2001.

       Yorkshire, along with other ESPS member companies, is now in the process of preparing similar retrospective deeds of amendment to those executed by NGC and National Power. It is expected that Yorkshire's deed will be executed in late November or early December 2000.

Item 5. OTHER INFORMATION

       Reference is made to Form 10-K for the Transition Period, Part I, Item 1 "Yorkshire Group and the US Parents - The US Parents - NCE" for details of the planned merger of NCE and NSP. On August 21, 2000, following receipt of final regulatory approval, the merger of NCE and NSP was completed to form Xcel Energy Inc.

       Reference is made to Form 10-K for the Transition Period, Part I, Item 1 "The Electric Utility Industry in Great Britain - Industry Structure" for details of various industry combinations. On August 7, 2000, Scottish and Southern agreed to purchase the SWALEC energy supply business from British Energy. In addition WPD acquired Hyder. WPD is jointly owned by PPL and SEI. PPL and SEI also jointly own WPD Holdings UK which is the holding company of South Western Electricity plc, the electricity distribution business in south west England.

       On September 8, 2000, Independent Energy, a licensed supplier of electricity went into receivership. Although Innogy has acquired the major supply assets of Independent Energy, it is not responsible for any of Independent Energy's liabilities prior to appointment of receivers, leaving millions of pounds in unpaid bills. Independent Energy's liability to Yorkshire for distribution use of system charges has been confirmed as (pound)1.7 million. Yorkshire is insured for part of this debt, leaving a net liability of approximately (pound)1.5 million. Yorkshire is attempting through Ofgem to recover part of this bad debt through a distribution price control adjustment. Ofgem has confirmed that it will review this issue, but not until early 2001.

       Reference is made to Form 10-K for the Transition Period, Part I, Item 1, "Yorkshire's Businesses - Distribution Business - Competition in the Distribution Business" for details of the introduction of competition in connecting customers to the distribution network. On July 24, 2000, Ofgem published proposals regarding competition in connections. These proposals include:

-      a significant reduction in work deemed to be non-contestable;
-      the establishment of a nation-wide registration scheme for contractors;
       and
- PES distribution businesses to ensure that they charge their own connections business on the same basis as third parties.

       Yorkshire is currently assessing the impact of these proposals on its distribution business.

       Reference is made to Form 10-K for the Transition Period, Part I, Item 1 "The Electric Utility Industry in Great Britain - Regulatory Developments - Information & Incentives Program". Ofgem has issued final proposals detailing the information distribution businesses will need to provide to Ofgem under the information and incentives program. Some companies may need to invest in new systems to meet the requirements of these proposals. Ofgem takes the position that these new systems should be funded by the existing allowance in the distribution price control. However, Ofgem is consulting on whether to allow distribution businesses to adjust their regulated revenue by an amount equivalent to (pound)0.50 per customer for one year to cover certain costs to obtain accurate information with respect to low voltage customers. Such an allowance would mean an additional (pound)1 million revenue for Yorkshire's distribution business.

       Reference is made to Form 10-K for the Transition Period, Part I, Item 1 "The Electric Utility Industry in Great Britain - Regulatory Developments - New Electricity Trading Arrangements" and to Form 10-Q for the quarter ended June 30, 2000, Part II, Item 5 "Other Information" for details of NETA. The legal process to bring about the changes required for NETA is referred to as the Implementation Scheme. This Scheme changes a number of core industry documents and sets up a new means of trading wholesale electricity. It creates a new balancing and settlement system and transfers the governance of electricity wholesale trading from the Pool to a new balancing and settlement company:
Elexon Limited. NGC will continue to retain responsibility for ensuring that the electricity transmission system as a whole is kept in balance.

       On August 14, 2000, the following documents, amongst others, were executed by NETA participants:

- Implementation Scheme Framework Agreement - the document through which the Implementation Scheme comes into effect.

- Balancing and Settlement Code Framework Agreement - the document through which the original signatories agreed to be bound by and comply with the terms of the Balancing and Settlement Code. Signing this document makes it obligatory to sign the Implementation Scheme Framework Agreement

- Pool Transfer Deed - this allows for the transfer of physical and intellectual assets and liabilities from the Pool to Elexon Limited.

       The DTI and Ofgem have indicated that they intend to replace the existing Master Connection and Use of System Agreement with the Connection and Use of System Code ("CUSC") which will be given contractual force through a CUSC Framework Agreement. This will entail a modification of PES License conditions. Ofgem/DTI have not yet issued final proposals on CUSC but implementation is not expected before April 1, 2001.

       On a date to be specified by the DTI electricity trading will switch to NETA and Pool trading will cease. This date is known as "go live" and was initially expected to be November 21, 2000. National testing for NETA is now behind schedule and on October 27, 2000, Ofgem announced that the NETA program is now working toward a "go live" date of March 27, 2001.

       Yorkshire is substantially ready for NETA and remains one of the more advanced industry participants.

       Reference is made to Form 10-K for the Transition Period, Part I, Item 1 "Yorkshire's Businesses - Supply Business - Electricity Supply Risk Management" and also Form 10-Q for the quarter ended March 31, 2000, Part II, Item 5 "Other Information" for details of the market abuse license condition. In September 2000, Ofgem issued guidelines for the market abuse license condition to take account of the introduction of NETA. Ofgem has stated that, although NETA will fundamentally alter the trading environment for generators and suppliers, it cannot eliminate all opportunities for exploitation of substantial market power that is damaging to competition and/or consumers. Ofgem is also of the view that such a license condition will be more effective if it is couched as a general prohibition on behaviour which amounts to exploitation of market power and which in its effect causes substantial harm to competition and/or consumers, rather than being a condition targeted at preventing only specified conduct which has been identified as likely to have certain effects.

       Reference is made to Form 10-K for the Transition Period, Part I, Item 1 "Yorkshire Group and the US Parents - The US Parents - AEP" and to Form 10-Q for the quarter ended June 30, 2000, Part II, Item 5 "Other Information" for discussion of the "deemed merger" of Yorkshire and SEEBOARD resulting from the merger of AEP and CSW. In connection therewith, modifications have been made to Yorkshire's PES License.

       The new deemed merger conditions require that:

- Yorkshire conduct its distribution business so as to facilitate competition in the generation of electricity and in the supply of electricity within its authorized area;

- any generation business pursued by Yorkshire shall be carried on by an affiliate in which Yorkshire has no shareholding interest;

- Yorkshire's generation business be removed from the category of `permitted purposes' for which Yorkshire may provide investment, security or financial support; and

- Yorkshire be prohibited from supplying or offering to supply electricity to customers in SEEBOARD's authorized area, other than those with whom it has entered into contracts to supply electricity prior to the date on which this License condition comes into force.

       Equivalent conditions will also apply to SEEBOARD. Yorkshire has previously disposed of its generation business. On October 30, 2000, AEP announced that it had decided not to pursue the combination of Yorkshire and SEEBOARD.

       The Utilities Act will have a significant impact on both gas and electricity licenses. Reference is made to Form 10-K for the Transition Period,
Part I, Item 1 "The Electric Utility Industry in Great Britain - Regulatory Developments - Standard Conditions For Electricity and Gas Licenses" and to Form 10-Q for the quarter ended March 31, 2000, Part II, Item 5 "Other Information" for a discussion of standard conditions in gas and electricity licenses. The Act introduces a prohibition on the activity of distributing electricity without a license or exemption. The supply and distribution of electricity will become separate licensable activities with a bar on the same legal entity holding both an electricity supply and electricity distribution license. In addition, the PES and second tier supply licenses will be brought together into a single supply license. Standard license conditions, which are presently a feature of gas licenses, will be introduced into electricity licenses. This means that Yorkshire will need to put in place a new group structure. This new structure may require changes to Yorkshire's existing financing arrangements.

       In addition to conditions presently contained in the existing PES Licenses the new electricity supply license will contain conditions in relation to the removal of PES tariff supply. These will be replaced by contractual supply and supplier of last resort conditions. The major initial impact of the new supplier of last resort license conditions will be the requirement that all license suppliers have security in place with regard to electricity supply to domestic customers. This security will be used to cover the costs of the supplier who is asked to take on a supplier's customers should that supplier go into receivership and the receiver does not sell the business. The amount of the security required has not yet been set by Ofgem but it is anticipated that the license conditions will set a cap on the maximum amount that can be set by Ofgem.

       On October 25, 2000, Ofgem published a final proposals document on the standard license conditions, together with revised drafts of the standard conditions for each type of license. Yorkshire is currently assessing the implications of these revised drafts. The deadline for responses to Ofgem's proposals is December 8, 2000.

       The DTI has indicated that the final versions of the standard license conditions will be available early in 2001.

       Reference is made to Form 10-Q for the quarter ended June 30, 2000, Part II, Item 5 "Other Information" for discussion of certain key provisions of the Utilities Act. Under the Utilities Act GEMA will be able to impose financial penalties on License holders who contravene (or have in the past contravened) any relevant condition or requirement or who are failing (or have in the past failed) to achieve any individual standard of performance. Any penalty imposed must be reasonable in all the circumstances of the case and may not exceed 10% of the licensee's turnover. Such turnover would be determined in accordance with provisions specified in an order made by the Secretary of State (and approved by a positive resolution of both Houses of Parliament).

       These powers to impose penalties on licensees are in addition to the license enforcement powers currently held by the Regulator (which will be transferred to GEMA under the Utilities Act) and are in addition to the Regulator/GEMA's powers under the Competition Act. However, GEMA is prevented from imposing a Utilities Act financial penalty if it is satisfied that the most appropriate way of proceeding is under the Competition Act.

       The Utilities Act requires that GEMA prepare and publish a statement of policy on the imposition of financial penalties and the determination of their amount to which GEMA must have regard when deciding whether to impose a penalty. A consultation paper entitled "Utilities Act Financial Penalties" was published on August 9, 2000. This sets out the relevant issues that GEMA might wish to consider when deciding whether to impose a Utilities Act financial penalty and the level of any such penalty.

       A number of factors may have relevance to whether it would be appropriate for GEMA to impose a financial penalty:

- compatibility of the imposition of a penalty with GEMA's principal objective to protect the interests of consumers, and other statutory duties;

- the need to incentivise the licensee's compliance and to deter the licensee or other licensees from further contraventions or failures;

- whether the contravention/failure had damaged consumers and/or market participants, for example by increasing costs;
-      whether any gain (financial or otherwise) had been made by the licensee;
       and
- other factors including the duration and extent of the contravention or failure.

       In calculating the level of the proposed penalty, a number of factors may be taken into account, including:

-      the seriousness of the contravention or failure;
- the harm or increased costs that the contravention or failure has caused to consumers and/or market participants;
- any gain (financial or otherwise) made by the licensee as a result of the contravention or failure;
-      the need to make any adjustments for:
- increases due to aggravating factors, such as repeated contraventions or failures, involvement of senior management, concealment of activities; and
- decreases due to mitigating factors, such as taking steps to remedy the contravention or failure and ensure compliance, and the licensee's co-operation with GEMA during the investigation.

       The consultation paper also sets out how GEMA's financial penalty powers will operate with the existing enforcement process and the Competition Act.

       Both the Electricity Association Utilities Act Steering Group and Yorkshire responded to this consultation. After receiving views on the consultation paper, Ofgem will publish a statement of policy in respect of financial penalties.

       On October 5, 2000, the DTI published its preliminary consultation on the renewable electricity obligation: "New and Renewable Energy: Prospects for the 21st Century". This obligation, being introduced under the Utilities Act, will take effect from October 2001.

       The proposals outlined by the DTI will require electricity suppliers to purchase a certain proportion of electricity from renewable generation. Suppliers will have three options in complying with the obligation: they can physically supply the required amount of power from eligible renewable sources; they can buy renewable energy certificates from other suppliers or third parties; or they can `buy out' of the obligation at the rate set by the UK government.

       The DTI is proposing to set the buy-out price at 3p/kWh ((pound)30/MWh). Initial indications are that the costs for Yorkshire are likely to be in excess of (pound)300 million over the next ten years at the proposed buy-out price. Although this obligation will apply to all electricity suppliers, there is no assurance that full cost recovery can be made in the competitive market.

       The Utilities Act will give the Secretary of State the power to impose obligations on licensed gas and electricity suppliers, gas transporters, and electricity distributors to meet targets for the promotion of improvements in efficiency in consumers' use of energy. The Secretary of State will be able to set an overall energy efficiency target, which covers both gas and electricity, and this will be apportioned between the two. The target will be the saving of a specified amount of energy. It will be the responsibility of the licensee to determine the activities it will undertake to meet the required energy saving.

       GEMA will be responsible for the calculation and enforcement of the requirement, using its normal enforcement powers, including monetary penalties.

       It is anticipated that this new scheme will commence in April 2002 and run until March 2005. Although the extent of the obligation is currently under consultation the minimum is expected to be (pound)3.60 per household per fuel per year, which equates to a cost for Yorkshire in the region of (pound)7.2 milion per year for 3 years. There is no assurance that full cost recovery can be made in the competitive market.

       A further consultation is expected to be published by the DTI in April 2001.

             Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits:


             Exhibit 10.16 - New Electricity Trading Arrangements Programme Implementation Scheme as of August 14, 2000, among Yorkshire Electricity Group plc and other parties.

             Exhibit 10.17 - BSC Framework Agreement, dated as of August 14, 2000, among Yorkshire Electricity Group plc and other parties.

             Exhibit 10.18 - Transfer Deed relating to the transfer of certain assets and liabilities of members of The Electricity Pool of England and Wales as of August 14, 2000, among the Members of The Electricity Pool of England and Wales (including Yorkshire Electricity Group plc) and Elexon Limited.

             Exhibit 10.19 - Yorkshire Electricity Group plc Public Electricity Supply License Modifications dated July 28, 2000, August 7, 2000, and September 1, 2000.

             Exhibit 10.20 - Yorkshire Electricity Group Plc Second Tier License to supply electricity for England and Wales modifications dated August 7, 2000 and September 1, 2000.

             Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YORKSHIRE POWER GROUP LIMITED


BY: /S/ Armando A. Pena                                 Dated: November 14, 2000
    ------------------------
Armando A. Pena

Chief Financial Officer and Director