Form 10-K405
period 2000-12-31
YORKSHIRE POWER GROUP LTD
filed 2001-03-26
CIK 1056090

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K
                                   (Mark One)

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

                 Registrant, State or other Jurisdiction
Commission       of Incorporation or Organization,          I.R.S. Employer
File Number      Address and Telephone Number            Identification No.
---------------------------------------------------------------------------

333-47925              Yorkshire Power Group Limited             84-1393785
                       Wetherby Road
                       Scarcroft
                       Leeds LS14 3HS
                       United Kingdom
                       011-44-113-289-2123

===========================================================================

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

                                    Description of            Shares Outstanding
Registrant                          Common Stock             at January 31, 2001
--------------------------------------------------------------------------------


Yorkshire Power Group         Par Value (pound)1 Per Share       440,000,002
Limited

TABLE OF CONTENTS
-----------------


                                                                                                    Page
PART I

Item 1   Business
                     Yorkshire Group and the US Parents                                              9
                     Yorkshire's Businesses                                                         13
                     The Electric Utility Industry in
                       Great Britain                                                                25
                     UK Environmental Legislation                                                   54
                     UK and EU Competition Law                                                      55
                     Employees                                                                      56
                     Presentation of Certain Information and
                       Exchange Rates                                                               56
Item 2   Properties                                                                                 56
Item 3   Legal Proceedings                                                                          57
Item 4   Submission of Matters to a Vote of
           Security Holders                                                                         59

PART II

Item 5   Market for Registrant's Common Equity and
           Related Stockholder Matters                                                              60
Item 6   Selected Financial Data                                                                    60
Item 7   Management's Discussion and Analysis of Results
           of Operations and Financial Condition                                                    67
Item 7A  Quantitative and Qualitative Disclosures About
           Market Risk                                                                              92
Item 8   Financial Statements and Supplementary Data                                                93
Item 9   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                                                  137

PART III

Item 10  Directors and Executive Officers of
           the Registrant                                                                          137
Item 11  Executive Compensation                                                                    139
Item 12  Security Ownership of Certain Beneficial Owners
           and Management                                                                          140
Item 13  Certain Relationships and Related Transactions                                            141

PART IV

Item 14  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                                                     142


Signatures                                                                                         143
Exhibit Index                                                                                      146

FORWARD LOOKING STATEMENTS
--------------------------

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

"1935 Act" means Public Utility Holding Company Act of 1935, as amended

"Acquisition" means acquisition of Yorkshire, indirectly, by Yorkshire Group, effective April 1, 1997

"AEP" means American Electric Power Company, Inc.

"AEP Resources" means AEP Resources, Inc.

"AEP Service Corp." means American Electric Power Service Corporation

"AES" means AES Corporation

"Authorized Area" means Yorkshire's service area as determined by its PES
License

"BGT" means British Gas Trading Ltd - a wholly owned subsidiary of Centrica

"British Energy" means British Energy plc

"Centrica" means Centrica plc

"CFDs" means contracts for differences

"Competition Act" means the Competition Act 1998

"Competition Commission" means the body created by the Competition Act to take over the existing functions of the UK Monopolies and Mergers Commission

"CSW" means Central and South West Corporation

"DAMS" means Distribution Asset Management System

"Data Management Services" means the metering and data services in support of the electricity trading arrangements

"Designated Customer" means any domestic customer or commercial customer using less than 12,000 kWh of electricity per year

"DETR" means Department of the Environment, Transport and the Regions

"DTI" means the UK Department of Trade and Industry

"DUoS" means distribution use of system

"Eastern" means Eastern Electricity plc

"EC" means European Community, a previous name for the EU

"Economy 7" means electricity tariffs which apply to electricity that incorporates lower unit charges because it is used during the seven hours of the night

"EdF" means Electricite de France

"EFA" mean Electricity Forward Agreement

"Electricity Act" means the Electricity Act 1989

"EMFs" means electromagnetic fields

"Energy Group" means The Energy Group plc

"EPSL" means Electricity Pension Services Ltd

"ESPS" means Electricity Supply Pension Scheme

"EU" means European Union (See "EC")

"Fiscal Year" means a year ended December 31

"Fossil Fuel Levy" means a levy system instituted to reimburse the generators and the RECs for the extra costs involved in generating electricity from non-fossil fuel plants as compared to generating electricity from fossil fuel plants

"Franchise" means an electricity supply franchise granted to PESs between 1990 and 1998 where second tier suppliers were prevented from supplying certain customers whose electricity usage was below the Franchise Limit

"Franchise Limit" means (a) during the four year period from March 31, 1990, to March 30, 1994: one megawatt; and (b) during the succeeding four year period from March 31, 1994, to March 30, 1998: 0.1 megawatt

"Franchise Supply Customers" means electricity customers who within the most recent twelve month period have an average peak demand ("Peak Demand") in the three months of highest demand during such period below the Franchise Limit

"GECC" means Gas and Electricity Consumer Council (also known as energywatch)

"GEMA" means Gas and Electricity Markets Authority

"Grid" means the UK's national grid transmission system

"GWh" means gigawatt hours

"Hyder" means Hyder plc

"Independent Energy" means Independent Energy UK Ltd, a subsidiary of Independent Energy Holdings plc

"Innogy" means Innogy Holdings plc (formerly the UK business of the Company which was known as National Power plc)

"International Power" means International Power plc (formerly known as National Power plc)

"Ionica" means Ionica Group plc

"IT" means information technology

"km" means kilometers

"kV" means kilovolts

"kW" means kilowatts

"kWh" means kilowatt hours

"London Electricity" means London Electricity plc

"LV" means low voltage

"MW" means megawatt

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

"Ofgem" means the Office of Gas and Electricity Markets.

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

"PPL" means PPL Corporation

"Predecessor Company" means Yorkshire prior to its acquisition, indirectly, by Yorkshire Group

"Pro Forma year ended March 31, 1997" means unaudited pro forma information for the year ended March 31, 1997

"REC" means one of the 12 regional electricity companies in England and Wales licensed to distribute and supply electricity

"Regulatory Accounting Period" means the 12 month regulatory accounting period ended March 31

"RPG" means Regional Power Generators Limited

"Scottish and Southern" means Scottish and Southern Energy plc

"ScottishPower" means Scottish Power plc

"SEC" means the US Securities and Exchange Commission

"SEEBOARD" means SEEBOARD plc

"SEI" means Southern Energy plc

"SFAS" means US Statement of Financial Accounting Standards

"Successor Company" means Yorkshire Power Group Limited and its subsidiaries

"Supply" means the supply of electricity or gas

"SWALEC" means South Wales Electricity plc

"SWEB" means South Western Electricity plc

"Swing Contracts" means gas purchase contracts that contain options which enable the buyer to vary the volumes of gas taken under the contract from time to time (typically on a daily basis). The major obligation of the buyer is to purchase a specific minimum volume over the contract period.

"Transco" means Transco plc, a subsidiary of Lattice Group plc

"Transition Period" means the nine-month period beginning April 1, 1999 and ending December 31, 1999

"UK" means the United Kingdom

"Unit" means kWh

"URL" means uniform resource locator, the unique address of a web page or file on the world wide web

"US" means the United States of America

"US GAAP" means Accounting Principles Generally Accepted in the United States of America

"US Parents" means AEP and Xcel

"Utilities Act" means Utilities Act 2000

"WPD" means Western Power Distribution Limited

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

"Yorkshire Finance 2" means Yorkshire Power Finance 2 Limited, a subsidiary of Yorkshire Power Group Limited

"Yorkshire Group" means Yorkshire Power Group Limited and its subsidiaries

"Yorkshire Holdings" means Yorkshire Holdings plc, a subsidiary of Yorkshire Power Group Limited

"Yorkshire Trust" means Yorkshire Capital Trust I

"Xcel" means Xcel Energy Inc.

PART I

ITEM 1.   BUSINESS
          --------


YORKSHIRE GROUP AND THE US PARENTS
----------------------------------

YORKSHIRE GROUP

      Yorkshire Power Group Ltd was incorporated as a private company with limited liability under the laws of England and Wales in July 1996. In 1997, Yorkshire Group was utilized in connection with the joint acquisition by the US Parents of Yorkshire, one of the twelve RECs in England and Wales. Each of the US Parents currently holds an indirect 50% interest in Yorkshire Group. Yorkshire Group gained effective control of Yorkshire on April 1, 1997. Yorkshire Group's primary asset is the outstanding shares of Yorkshire Holdings, a public limited company incorporated under the laws of England and Wales, which in turn beneficially owns all of the outstanding shares of Yorkshire. Yorkshire Holdings was organized as a wholly-owned subsidiary of Yorkshire Group solely for holding the share capital of Yorkshire and has no other significant operations.

      On February 26, 2001, subsidiaries of AEP and Xcel signed a conditional agreement to sell 94.75% of the issued share capital of Yorkshire Group to Innogy, an integrated energy company in the UK. AEP has agreed to sell its entire interest in Yorkshire Group, while Xcel will retain a 5.25% interest. The sale to Innogy is conditional upon the approval of Innogy's shareholders. Assuming such approval is received, the sale is expected to take place in early April 2001.

YORKSHIRE FINANCE AND YORKSHIRE FINANCE 2

      Yorkshire Finance and Yorkshire Finance 2 were incorporated under the laws of the Cayman Islands. Yorkshire Finance was incorporated in August 1997 and Yorkshire Finance 2 in January 2000. Both companies exist solely for the purpose of operating as financing vehicles for Yorkshire Group and its affiliates.

YORKSHIRE

      Yorkshire is one of twelve RECs in England and Wales licensed to distribute and supply electricity. Yorkshire's two principal businesses are the "distribution business" and the "Supply business". Yorkshire's distribution business consists principally of the distribution of electricity to approximately two million domestic, commercial, agricultural and industrial customers in the Authorized Area. The majority of the distribution business is a regulated monopoly. Yorkshire's Supply business consists of the purchase and supply of electricity and gas, primarily to customers within the Authorized Area, in the competitive market. Yorkshire does not own a generation business.

      Yorkshire changed its fiscal year end from March 31 to December 31 beginning with the accounting period April 1, 1999 to December 31, 1999.

      On December 31, 2000, Graham Hall resigned as Chief Executive of Yorkshire. His executive responsibilities have been delegated as appropriate to the Chief Executives of Yorkshire's businesses. Graham Hall remains a Board director of Yorkshire and is also Chairman of the new companies designated to become the electricity supply and distribution licensee companies. See Part I,
Item 1 "Yorkshire's Businesses - Business Separation" and Part I, Item 1 "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - Review of the Regulatory Framework: The Utilities Act" for details of the Utilities Act provision which effectively requires the creation of separate legal entities to hold the new electricity supply and distribution licenses.

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

THE US PARENTS

AEP

      AEP, is a utility holding company registered under the 1935 Act. AEP's US electric utility operations provide electric power to 4.8 million retail customers in Arkansas, Indiana, Kentucky, Louisiana, Michigan, Ohio, Oklahoma, Tennessee, Texas, Virginia and West Virginia. Its US operations market, trade and transmit electricity in the Northern, Eastern and Southwestern US. AEP's worldwide energy investments include electric generation in the US, UK, Australia, Brazil, China and Mexico; gas storage and gas transportation assets in Louisiana and an energy trading business in Europe. Subsidiaries also provide power engineering and construction, energy consulting and energy management services worldwide, and provide communication services and conduct a gas trading business in the US. In the year ended December 31, 2000, AEP had consolidated operating revenues of $13.7 billion and had consolidated assets of approximately $55 billion. Foreign energy delivery is comprised of AEP's electric distribution systems in the UK and Australia. AEP's foreign energy delivery business is comprised of CitiPower Pty., SEEBOARD and Yorkshire. Although AEP has decided not to legally merge Yorkshire and SEEBOARD, the common ownership in the UK of these two companies has created what is known as a "deemed merger". In connection therewith a number of modifications have been made to Yorkshire's PES License. See Part I, Item 1 "The Electric Utility Industry in Great Britain - Regulation under the Electricity Act - Licenses - PES Licenses" for details of such license modifications.

Xcel

      On August 18, 2000, NCE and NSP merged and formed Xcel. Xcel, a Minnesota corporation, is a registered holding company under the Public Utility Holding Company Act of 1935. Each share of NCE common stock was exchanged for 1.55 shares of Xcel common stock. NSP shares became Xcel shares on a one-for-one basis. The merger was structured as a tax-free, stock-for-stock exchange for shareholders of both companies (except for fractional shares), and accounted for as a pooling of interests.

      Xcel has no significant assets other than the stock of its subsidiaries. The revenues of Xcel and its subsidiaries are derived substantially from the generation, purchase, transmission, distribution and sale of electricity and from the purchase, transportation, distribution and sale of natural gas.

      Xcel's consolidated revenues for 2000 were $12.9 billion and consolidated assets as of December 31, 2000, were $21.8 billion. The utility subsidiaries serve approximately 3.1 million electric customers and approximately 1.6 million gas customers in their service territories which include portions of the states of Minnesota, Wisconsin, Colorado, South Dakota, Michigan North Dakota, Arizona, Texas, New Mexico, Wyoming, Kansas and Oklahoma.

      Xcel also owns or has an interest in a number of non-regulated businesses, the largest of which is NRG Energy, Inc. ("NRG") a publicly traded independent power producer. Xcel indirectly owns 82 percent of the common stock of NRG. Xcel owned 100 percent of NRG until the second quarter 2000, when NRG completed its initial public offering.

YORKSHIRE'S BUSINESSES

DISTRIBUTION BUSINESS

Yorkshire's distribution business consists principally of the ownership, management and operation of its electricity distribution network within the Authorized Area. The primary activity of the distribution business is the receipt of electricity from the Grid and the distribution of electricity to end users connected to Yorkshire's power lines. Because Yorkshire's distribution business is substantially a regulated monopoly, virtually all electricity supplied (whether by Yorkshire's electricity supply business or by other suppliers) to consumers in the Authorized Area is transported through its distribution network, thus providing Yorkshire with a stable distribution volume unaffected by customer choice of supplier. As a holder of a PES License, Yorkshire is subject to a revenue cap regulatory framework providing economic incentives to operate in a cost-effective manner. See "The Electric Utility Industry in Great Britain".

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

      The following table sets out details of Yorkshire's distribution customers and the volume of electricity distributed, as well as distribution operating revenues and operating income at the dates and for the periods presented. It should be noted that customer categories were amended during 2000 and that figures for the previous years as shown in the table below reflect the new categorization:

                                      At December 31,              At March 31,
                                           2000          1999          1999
Number of customers connected
Domestic                                 1,931,483     1,922,091     1,955,110
Small/Medium Business                      134,253       134,099       146,156
Large Business                               1,656         1,652         1,646
Other                                            0             0             0
                                         ---------     ---------     ---------

Total                                    2,067,392     2,057,842     2,102,912
                                         =========     =========     =========

                                   Fiscal     Transition  Year ended
                                     Year         Period   March 31,
                                     2000                       1999
Electricity distributed (GWh)
Domestic                            7,883        5,254          7,351

      Small/Medium Business         5,801        4,220          5,904

Large Business/Other                9,443        6,927          9,692

Other                                 243          165            231
                                   ------       ------         ------
Total                              23,370       16,566         23,178
                                   ======       ======         ======

                                       (In Millions)

Distribution operating revenues    (pound)287    (pound)238  (pound)322
Distribution operating income      (pound)136    (pound)111  (pound)153

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

      Since 1995 work to connect customers to the network has become contestable as customers are able to provide their own network connections by employing an approved contractor. Since 1995, in the Authorized Area, only three connections have been provided other than by Yorkshire.

      On July 24, 2000, Ofgem published proposals regarding competition in connections. These proposals included:

-        a significant reduction in work deemed to be non-contestable;
-        the establishment of a nation-wide registration scheme for contractors;
         and
- PES distribution businesses to ensure that they charge their own connections business on the same basis as third parties.

       In its response Yorkshire supported the concept of opening the connections market further, subject to consideration of key issues such as safety, quality and security of supply and protection of DUoS income. A number of national working groups have been established by Ofgem to develop the new processes that are now required.

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

      The phase-in of competition in the electricity supply market was completed for all PESs in May 1999. The total cost for re-engineering and IT work was (pound)67 million. Ofgem is allowing Yorkshire to recover (pound)25 million over a five year period ending March 31, 2003. Approximately (pound)3.9 million has been recovered through Pool cost recovery and other national mechanisms to date. The Pool cost recovery mechanism, under which (pound)7 million was expected to be recovered, will be terminated with the introduction of NETA. It is expected that the arrangements under NETA will allow the recovery of a further (pound)3.1 million. An amount of (pound)8 million which has been capitalized, is expected to provide future benefits to the Supply business, with the balance of (pound)27 million having been expensed over the years ended March 31, 1997, 1998 and 1999 and also over the Transition Period.

      OFFER also made proposals in October 1997 (which were accepted by Yorkshire) to provide an annual allowance of (pound)3 million for the period 1998 through 2000 to cover related operating costs. This allowance has been retained for the period to 2004/05 under the distribution price control formula which became effective on April 1, 2000. Moreover, the re-engineering and IT cost allowance of (pound)5 million per year has been extended for a further two years from 2002/03 to 2004/05. The April 2000 distribution price control divides the data management services allowance which covers the re-engineering, IT and operating costs described above between the electricity supply and distribution businesses, with two thirds of the allowance remaining in the distribution business. This reflects the transfer of responsibility for meter reading and data collection activities to electricity supply. For further details see Part I, Item 1 "Yorkshire's Businesses - Supply Business - Electricity Supply".

Strategy for the Distribution Business

      Yorkshire's distribution business continued its strategy of maintaining a reliable and safe distribution system, which meets customer expectations while maximizing its operating efficiency and fulfilling regulatory requirements. Yorkshire maintains a sufficient level of investment in the distribution network to ensure continued reliability and safety. During Fiscal Year 2000, (pound)148 million was invested in the distribution system, of which (pound)103 million represented capital improvements, including new substations, cables and overhead lines and (pound)45 million represented expenditure of an operational, repair and maintenance nature.

      Yorkshire is continuing to maintain and improve its response to system faults. During Fiscal Year 2000, Yorkshire restored services to 92.62% of all customers affected by faults within three hours and on average a Yorkshire customer was without power for only 57.51 minutes during the year.

      During October and November of 2000, Yorkshire's distribution business faced extremely severe and prolonged weather conditions. Unprecedented rainfall resulted in severe flooding in many parts of England and Wales. Yorkshire and Humberside were particularly badly affected and flooding in some areas was the worst in over 400 years. The storms and flooding resulted in a number of major incidents and damage to the distribution system.

      The majority of the financial impact of the flooding has been accounted for in Fiscal Year 2000. The remainder will be accounted for in Fiscal Year 2001. Most costs related to the flooding were either covered by insurance or capitalized.

Distribution Facilities

      Electricity is transported across the Grid at 400 kV or 275 kV to 20 grid supply points within Yorkshire's distribution network, where NGC transforms the voltage to 132 kV, 66 kV and 33 kV for entry into Yorkshire's distribution system.

      At December 31, 2000, Yorkshire's distribution system consisted of:

                                LV         11kV       Above 11kV

Number of metered supplies  2,065,700      1,666          26
Total length of circuits       30,211km   20,401km     4,936km
Percentage underground           91.6%      51.9%       29.9%

      The primary distribution system consists of 20 grid supply points from the Grid, an additional 67 supply points and 362 primary substations. At December 31, 2000, the installed transformer capacity with a secondary voltage higher than 650 volts at these substations was 20,668,000 kVA. Remote control facilities enable the real time monitoring and operation of most of these larger substations from one central control room.

      Yorkshire's distribution substations amount to 13,304 indoor substations, 2,329 outdoor substations and 16,767 pole-mounted substations. At December 31, 2000, the installed transformer capacity with a secondary voltage less than 650 v was 9,509,000 kVA.

SUPPLY BUSINESS

Electricity Supply

      Yorkshire's electricity supply business consists of selling electricity to customers, purchasing such electricity and arranging for its distribution to those customers. Under its PES License, Yorkshire had an exclusive right to supply electricity to Franchise Supply Customers between 1990 and 1998. The electricity supply business inside the Authorized Area is now fully open to competition. The Supply business also provides data management services to suppliers including data collection and meter operation. These services became fully competitive in April 2000.

Competition in the Electricity Supply Business

      In September 1998, phased competition was introduced to the domestic and small business electricity markets in the UK. This process was completed for all PES customers in May 1999. OFFER, however, introduced transitional price regulation for Designated Customers for an initial period of two years from April 1, 1998. These price controls required a change from April 1, 1999, of 3% below the level of inflation and an adjustment to allow for changes to the Fossil Fuel Levy. These requirements resulted in a reduction of 0.06% to prices for Designated Customers compared to prices in the year ended March 31, 1999.

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

Electricity Supply Risk Management

      Yorkshire's current electricity supply risk management efforts are intended to appropriately hedge the risks associated with the purchase and sale of electricity resulting from Pool price volatility. In the existing wholesale electricity market, virtually all electricity generated in England and Wales is sold by generators and bought by suppliers through the Pool. The most common contracts for electricity supply to business customers are for twelve-month terms and contain fixed rates. Similarly, domestic and small business tariffs contain fixed rates. Yorkshire is exposed to purchase price risk (the risk associated with fluctuations in the cost of purchased electricity relative to the price received from the electricity supply customer) to the extent that it has not hedged such risk. Yorkshire substantially hedges purchase price risk by employing a variety of risk management tools, including management of its electricity supply contract portfolio, hedging contracts and other means which mitigate the risk of Pool price volatility. Yorkshire employs risk management methods to maximize its return consistent with an acceptable level of risk. In addition, Yorkshire conducts energy trading activities within pre determined and approved risk parameters.

      Under its current PES License, Yorkshire has a price cap on the prices it may charge its Designated Customers in the

Authorized Area. From April 2000, the maximum price cap applied only to domestic customers in the Authorized Area. Because the maximum price is fixed for these customers, Yorkshire is at risk from upward movements in purchase costs. This risk is mitigated by hedging purchase contracts, mainly through CFDs and EFAs.

      CFDs and EFAs are contracts predominantly between generators and suppliers which fix the major elements of the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD or EFA. Yorkshire's electricity supply demand for the Fiscal Year 2000 was, and is expected to be in 2001, substantially hedged through various types of agreements, including CFDs and EFAs.

      Yorkshire's ability to manage its purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as CFDs and EFAs. No assurance can be given that an adequate, transparent market for such products will in fact be available in the future (including after the adoption of NETA).

      The current system of wholesale purchasing through the Pool is to be replaced by NETA, which is targeted to be in place by March 27, 2001. NETA will require participants to submit half hourly forecasts of electricity supply and demand and endeavor to balance contract positions and metered volumes. There will be incentives, in the form of imbalance payments, for generators and suppliers to balance their supply/demand position. Yorkshire is redefining current business operations in order to effectively manage its position in the new market by seeking to predict its customers' demand for electricity on a short-term basis as accurately as possible and to maximize the trading opportunities, while effectively managing the risks of imbalances. See Part I,
Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - New Electricity Trading Arrangements".

      On January 31, 2000, Ofgem issued final guidelines for its proposed license condition to prevent abuse of the wholesale electricity market by generators.

      The seven generators who were initially to be covered by the license condition were chosen on the basis of their share of total output and their ability to set prices in the Pool. The generators were Innogy, PowerGen, TXU Europe, Edison Mission Energy, British Energy, Magnox and AES.

      The guidelines set out examples of abusive and non-abusive behavior and procedures Ofgem would follow when investigating possible market abuse. The market abuse condition prohibited action that would materially prejudice the efficient balancing of the transmission system, limit generation or capacity in such a way as to increase wholesale prices or could result in unduly discriminatory pricing policies.

      British Energy and AES rejected the market abuse license condition proposed by Ofgem. The remaining five generators agreed to the condition on April 1, 2000. London Electricity also agreed to the inclusion of the license condition in its generation license on April 7, 2000. On May 3, 2000, Ofgem referred British Energy and AES to the Competition Commission.

   In September 2000, Ofgem issued guidelines for the market abuse license condition to take account of the introduction of NETA. Ofgem also stated to the Competition Commission that, although NETA would fundamentally alter the trading environment for generators and suppliers, it could not eliminate all opportunities for exploitation of substantial market power that are damaging to competition and/or consumers. Ofgem was, therefore, of the view that such a license condition would be more effective if it was couched as a general prohibition on behavior which amounted to exploitation of market power and which in its effect would cause substantial harm to competition and/or consumers, rather than being a condition targeted at preventing only specified conduct which had been identified as likely to have certain effects.

      On December 11, 2000, Ofgem published the summary to the Competition Commission's report. The Commission concluded there was no need to include the market abuse license condition in the licenses held by AES and British Energy. The modification of market rules or mechanisms was considered an appropriate remedy, rather than the introduction of broadly framed regulation. To avoid inequality in the wholesale market, Ofgem is seeking the removal of the condition from the licenses of the generators who had accepted it.

      The Competition Commission's final report was published on January 31, 2001. The Competition Commission concluded that under the Pool there is potential for the withdrawal of capacity to be a profitable strategy for a portfolio generator. They also accepted that there was potential for the manipulation of market rules, which will be a continuing problem. The Competition Commission, however, considered that changes in the market structure over the previous 18 months and features built into the design of NETA would reduce the potential for the harmful exercise of market power. In addition, the Competition Commission considered that applying the market abuse license condition was going to be difficult and could constrain what would otherwise be normal competitive behavior. Finally, the Competition Commission's conclusion that the condition was not necessary was also justified on the basis that neither AES nor British Energy had adopted abusive strategies in the past and that company-specific circumstances made it unlikely for an abuse to occur.

Gas: Sourcing and Supply

      Recognizing the long-term opportunities in the competitive gas supply market, in April 1994, Yorkshire acquired a 6.97% equity stake in the Armada off-shore gas-condensate field (the "Armada Field") for approximately (pound)27.8 million. As of December 31, 2000, the Armada Field, which has a productive life of approximately 10 years, had initial proven resources of approximately 1.2 trillion cubic feet (84 billion cubic feet net to Yorkshire) of gas and 64 million barrels of oil and oil equivalents (4.4 million barrels net to Yorkshire). Delivery of such gas from the Armada Field began in October 1997. The initial development costs associated with the Armada Field have been lower than originally anticipated. The reduction of bottle-necks has allowed the field to increase rates of production substantially. As of December 31, 2000, Yorkshire had invested (pound)60 million in the Armada Field including the initial acquisition costs. The net book value of the investment at December 31, 2000 was (pound)33.5 million and is accounted for by the cost method.

      Yorkshire markets gas to all sectors of the gas market which has been totally open to competition since May 1998. By December 31, 2000, Yorkshire had entered into contracts and supplied gas to more than 338,000 residential customers. Gas is sourced from Yorkshire's interest in the Armada Field, a purchase agreement with a major gas supplier, Swing Contracts and purchases on the spot market which are designed to give Yorkshire a balanced gas purchase portfolio. Yorkshire utilizes risk management methods in relation to gas purchasing and supply, including storage and an interruptible customer portfolio, which are designed to maximize its return consistent with an acceptable level of risk. A system to evaluate and enable effective management of risk in gas trading is used by Yorkshire. The system enables greater control of all transactions including daily evaluation of key parameters such as value at risk and profit and loss positions for each business unit of Yorkshire. Sale and purchase confirmations, invoicing and credit checking are also carried out or facilitated by this system.

Strategy for the Supply Business

      Yorkshire's Supply strategy consists of (i) protecting and sustaining Yorkshire's electricity market position within the Authorized Area, (ii) cross-selling gas to its existing customer base, (iii) securing market share for the supply of gas and electricity outside the Authorized Area to the extent that such contracts are profitable, (iv) seeking marketing and strategic alliances in the Supply business and (v) progressively extending the range of home products available to customers.

      To implement its strategy, Yorkshire is taking a number of steps. Yorkshire is endeavoring to retain its existing Supply customers in the Authorized Area by purchasing electricity at competitive rates and providing high quality customer service. In doing so, in Fiscal Year 2000, Yorkshire maintained a significant portion of its existing business in its Authorized Area. Yorkshire is also applying this strategy to Supply customers outside the Authorized Area. Overall the total number of domestic gas and electricity customers has remained at approximately 1.8 million since deregulation of both markets.

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

As an aid to retention and to customer acquisition, product partners have been secured. Steps have also been taken to secure product and channel partners for other essential home services. The widened product range is intended to include fixed line telephone service, electrical and plumbing protection, home related insurance, white goods via the internet, energy efficiency and safety services. Products will be available both on and off line. A new e-commerce 'URL', yes.co.uk, has been registered.

The Supply business is subject to increasing market pressure in both gas and electricity. While measures are being taken (as described above) to acquire and retain customers, these may involve increased marketing expenditure and/or reductions in prices, both of which impact Yorkshire's gross margin. No assurances can be given that such measures will be successful in view of the anticipated strong competitive pressures.

Results of the Supply Business

      The following table sets forth the volume of electricity sold, by greater than 100kW supply customers and less than 100kW supply customers, as well as electricity and gas supply operating revenues and operating income:

                                                                Year Ended
                                  Fiscal Year    Transition      March 31,
                                    2000           Period           1999
Volume (GWh):
>100kW supply customers             11,642          8,647          10,732
<100kW supply customers             10,573          7,981          10,944
                                    ------         ------          ------

Total                               22,215         16,628          21,676
                                    ======         ======          ======

                               (In Millions)

Supply operating revenues    (pound)1,428    (pound)997   (pound)1,346

Supply operating income         (pound)82     (pound)39      (pound)69

The amounts shown above for operating revenues and operating income have been taken from the consolidated financial statements. The basis of segment reporting was changed during the Transition Period and the financial statements for the year ended March 31, 1999 have been restated on this basis.

BUSINESS STREAMLINING

      Yorkshire has substantially completed a program of streamlining its distribution and Supply workforces. Such streamlining is part of its overall program of reducing controllable costs in response both to Ofgem's final distribution and electricity supply price control reviews which became effective on April 1, 2000, and to increasing competition in the Supply business. During 2000, Yorkshire's distribution business reduced its workforce by 185 positions and its Supply business (including metering) by 112 positions. A provision of approximately (pound)7 million was recorded in January 2000 to reflect the cost of the reductions in 2000. (pound)1.4 million of this provision was reversed in the final quarter of Fiscal Year 2000.

      During Fiscal Year 2000 a further 48 redundancies were identified and announced for the distribution business for Fiscal Year 2001. A new provision of (pound)1.4 million was created in Fiscal Year 2000 in respect of this redundancy plan.

BUSINESS SEPARATION

      Since April 1, 2000, Yorkshire's electricity supply and distribution businesses have, in accordance with the PES License modifications which became effective on that date, been treated as separate businesses. There are a number of exceptions to this, such as the continued sharing of some services, which were included in the direction issued by Ofgem on the basis of the business separation compliance plan submitted by Yorkshire. The compliance plan includes all the actions Yorkshire will need to undertake in order to implement business separation, including the appointment of a compliance officer (as required by the new condition 12A of the PES License), a review of governance and management issues and the separate branding of the electricity supply and distribution businesses. Internal service level agreements for remaining common services, including IT systems, have been established in line with the plan from January 1, 2001. Yorkshire commenced the required review of branding in November 2000 following the decision of the US Parents not to pursue a merger of Yorkshire and SEEBOARD.

      On April 1, 2000, as part of its requirements for business separation, Ofgem introduced a modification to Condition 12 of the PES License: "Restriction on Use of Certain Information and Independence of the Distribution Business". Under this condition any information relating to or deriving from the management or operation of the distribution business shall be treated as confidential. The condition requires that confidential information is protected by the full operational separation of the electricity supply and distribution businesses.

      Also on April 1, 2000, Ofgem introduced a new PES License condition 12B; "Restriction on Use of Certain Information relating to the Supply Business". The new condition 12B provides additional protection to electricity suppliers who take meter reading and data services from REC electricity supply businesses. Ofgem views the need for the condition 12B as a temporary measure and has confirmed that this obligation will fall away as separate licenses for electricity supply and distribution are introduced in 2001.

      The costs of business separation were addressed by Ofgem in its review of the distribution and supply price controls. These controls became effective on April 1, 2000, and included an allowance for separation costs of (pound)7.5 million for each REC's distribution business over the following 5 years ending March 31, 2005, and an allowance of (pound)200,000 per year for Yorkshire's electricity supply business for the following 2 years. Commercial pressures in the competitive electricity supply market may limit the ability to actually recover the allowed supply amount. Yorkshire intends to manage the costs of business separation within the Ofgem allowance.

      The Utilities Act, which received Royal Assent on July 28, 2000, provides for the separate licensing of electricity supply and distribution and the introduction of a bar on supply and distribution licenses being held by the same legal person. This effectively means that the electricity supply and distribution businesses of current PESs will be conducted by separate companies once the relevant provision of the Utilities Act becomes effective. This means that Yorkshire will need to put in place a new group structure. This new structure may require restructuring of Yorkshire's existing financing arrangements.

      The costs of legal separation have not been included in the Ofgem allowances.

THE ELECTRIC UTILITY INDUSTRY IN GREAT BRITAIN

SUMMARY

The electric utility industry in England and Wales is divided into various functions, and, until recently, different companies had participated in the respective functions. There has, however, been a recent shift towards more vertically integrated companies, similar to traditional US utilities which generally participate in electricity generation, distribution and supply.

INDUSTRY STRUCTURE

The generation, electricity supply and distribution sectors are all subject to a licensing regime which exists for the electric industry both in England and Wales as well as in Scotland.

      Competition in generation has increased over the last decade as RECs and other new entrant generators have constructed new plants and as imports through the interconnections with Scotland and France have grown. In addition, pursuant to undertakings given to OFFER, Innogy and PowerGen have disposed of an aggregate of 18,482 MW of generating capacity as both companies seek electricity supply acquisitions. In England and Wales electricity is transmitted through the Grid by NGC and distributed by the twelve RECs in their respective authorized areas. The opening of the electricity supply market to full competition, which was completed in May 1999, means that customers are free to choose their electricity supplier.

      In Scotland there are two vertically integrated companies, ScottishPower and Scottish and Southern each generating, transmitting, distributing and supplying electricity within their respective authorized areas as well as competing to supply electricity elsewhere. Scottish Nuclear, another subsidiary of British Energy, sells all the electricity it generates to ScottishPower and Scottish and Southern.

      The interconnection between the two transmission systems, owned by ScottishPower and NGC, is capable of transferring electricity between Scotland and England. There is also an interconnection with France, owned by NGC and EdF, through which electricity can be transferred between France and England and Wales.

      Virtually all electricity generated in England and Wales is currently sold by generators and bought by suppliers through the Pool. A generator which is also a licensed supplier must nevertheless sell all the electricity it generates into the Pool and purchase all the electricity which it supplies from the Pool. Because Pool prices fluctuate, generators and suppliers may enter into bilateral arrangements, such as CFDs and EFAs, to provide a degree of protection against such fluctuations.

      There is no equivalent to the Pool in Scotland, but ScottishPower and Scottish and Southern are obligated by their licenses to offer electricity for sale to second-tier suppliers. They are also required to provide access to their transmission and distribution systems on a non-discriminatory basis to competing suppliers and generators.

      The current system of wholesale purchasing of electricity through the Pool is expected to be replaced by a new system of trading arrangements, known as NETA. NETA is targeted to be in place by March 27, 2001. For further details of this review of trading arrangements see Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - New Electricity Trading Arrangements".

      There has been a recent move towards more vertically integrated companies which now generally participate in electricity generation, distribution and supply. Other combinations are also beginning to emerge, such as distribution business combinations.

      On August 3, 2000, TXU Europe announced its purchase of Norweb Energi, the supply business of United Utilities plc.

      On August 7, 2000, Scottish and Southern agreed to purchase the SWALEC energy supply business from British Energy.

      In addition, WPD acquired Hyder in 2000. WPD is jointly owned by PPL and SEI. PPL and SEI also jointly own WPD Holdings UK which is the holding company of South Western Electricity plc, the electricity distribution business in south west England.

     On September 8, 2000, Independent Energy, a licensed supplier of electricity, went into receivership. Although Innogy has acquired the major supply assets of Independent Energy, it is not responsible for any of Independent Energy's liabilities prior to the appointment of receivers.

      The reconfiguration of the electricity industry and the resolution of the attendant regulatory and competitive issues may change the conduct of Yorkshire's business in the future. The nature and magnitude of any such change cannot be determined at this time.

      Centrica, through its subsidiary, BGT, has over 70% of the number of customers supplied in the domestic gas market in Great Britain and has been competing aggressively in the domestic electricity market. At its interim results presentation in September 2000, Centrica announced that it was supplying 3 million electricity customers as at 30 June 2000 and had a target of supplying electricity to 4 million customers by the end of 2000. Other suppliers to the domestic market have pressed Ofgem to curb Centrica's market power, but Ofgem's response has been that it has not found any incidents where Centrica abused that dominant market position.

      In response to competitive and regulatory changes, Yorkshire may, from time to time, consider various strategic initiatives. These may include combinations with other entities, internal restructuring and dispositions of assets or businesses or portions thereof. No assurance can be given as to whether any such initiative will be pursued or will occur or as to the ultimate effect of any such initiatives on the financial condition, liquidity, cash flows or competitive position of Yorkshire.

INDUSTRY BACKGROUND

DISTRIBUTION OF ELECTRICITY

Accessibility Requirements

      Each of the RECs is required to offer terms for connection to its distribution system to any person, for use of its distribution system to any authorized electricity operator and for the provision of supplemental and backup supplies to any person. In providing use of its distribution system, a REC must not discriminate between its own electricity supply business and that of any other authorized electricity operator, or between those of other authorized electricity operators; nor may its charges differ except where justified by differences in cost. Similar principles apply to the provision of supplemental and backup supplies of electricity, and in the carrying out of connection works. Disputes over the terms of offers may be determined by GEMA.

Distribution Price Regulation: Background

      Revenue from the distribution business is controlled by a formula principally based on P x (1+(RPI-Xd)) where Xd is currently 3% (the "Distribution Price Control Formula"). P is the previous year's maximum average price per unit of electricity distributed. Therefore the maximum average price in any year is based in part on the maximum average price in the preceding year, a price reduction in any given year has an ongoing effect on the maximum average price for all subsequent years. The Retail Price Index ("RPI") is a measure of inflation, and equals the percentage change in the UK RPI between the six-month period from July to December of the two previous years. Because RPI is based on a weighted average of the prices of goods and services purchased by a typical household, which bear little resemblance to the inputs contributing to a REC's business costs, the RPI calculation may not accurately reflect the price changes affecting RECs. The Xd factor is established by Ofgem following review. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a REC is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the REC for the relevant year.

      The most recent distribution price control review was effective from April 1, 2000. As a result of this review allowed distribution revenue for the five-year period ending on March 31, 2005, required an overall real reduction for the

Regulatory Accounting Period 2001 of between 21% and 36% (23% for Yorkshire) from the previous Regulatory Accounting Period, and resetting the Xd factor for the remaining review period ending on March 31, 2005 to subtract 3% from RPI in each such year. This included the movement of some services to electricity supply, particularly in respect of metering.

      In setting the distribution charges for each Regulatory Accounting Period, each REC must project the permitted maximum average charge per unit to be distributed in that Regulatory Accounting Period. The projection will have to take account of forecasts of units distributed, distribution line losses, the actual change in RPI and NGC exit charges. Failure to forecast accurately may result in overcharging or undercharging, which is taken into account in the following year through a correction factor in the Distribution Price Control Formula. If a REC has overcharged in a given Regulatory Accounting Period, the maximum average charge per unit distributed in the following Regulatory Accounting Period is reduced by an amount to reflect the excess income received, to which is added interest at the "average specified rate" (being the average of the daily base rates of Barclays Bank plc during the period in respect of which the calculation falls) plus 4%. In the event of undercharging, the Distribution Price Control Formula allows the licensee to recover the shortfall in income plus interest.

      In certain instances, however, overcharging or undercharging by a REC above specific percentage thresholds may result in adjustments by Ofgem. If, in any Regulatory Accounting Period, the average charge per unit distributed exceeds the permitted maximum average charge per unit distributed by more than 3%, then, in the next following Regulatory Accounting Period, the REC may not increase distribution charges unless it has satisfied Ofgem that the average charge per unit in that next following Regulatory Accounting Period is not likely to exceed the permitted maximum average charge. If, with respect to any two successive Regulatory Accounting Periods, the sum of the amounts by which the average charge per unit distributed has exceeded the permitted maximum average charge per unit distributed in the second of those Regulatory Accounting Periods is more than 4% of that permitted maximum average charge, then, in the next following year, the REC may be required by Ofgem to adjust its charges so that they fall within the maximum permitted average charge. If, with respect to two successive Regulatory Accounting Periods, the licensee undercharges by more than 10% of the maximum average charge, Ofgem may, by directions to the licensee, limit the amount by which such undercharging may be recovered.

     Since April 2000, the Distribution Price Control Formula is no longer notionally divided into metering and non-metering components. The current structure contains a general distribution allowance taking into account movements of some metering services to electricity supply (e.g. data collection). Meter provision and meter operation activities relating to network connections, which became competitive on April 1, 2000, are nevertheless subject to the Distribution Price Control Formula. As part of the latest price control review, provisions were added to the Distribution Price Control Formula, which ensure that any reduction in operating costs, resulting from a decline in the provision of metering services, is passed on to consumers.

      Connection charges are levied when a customer first connects to a REC's distribution system or makes a material change in electricity supply requirements. These charges are excluded from the Distribution Price Control Formula. In the August 1994 distribution review, OFFER introduced the concept of competition in providing connections to new customers and limited the extent to which, and the circumstances in which, customers wishing to be connected would be required to pay for the costs of reinforcement of the distribution system. As discussed above, in July 2000, Ofgem introduced proposals designed to promote further competition by, among other things, reducing the elements of connection work which were previously deemed to be non-contestable. See Part I, Item 1, "Yorkshire's Businesses - Distribution Business - Competition in the Distribution Business".

Distribution Price Regulation from April 1, 2000

      The new Distribution Price Control Formula is to be effective for the five-year period beginning April 1, 2000. It included a 15% reduction in allowed revenue for Yorkshire compared to the previous price control and a further 8% transfer of costs to Yorkshire's electricity supply business. The X factor continues to be 3%. The overall reduction in distribution revenues as a result of the new price control for Yorkshire is 23%.

Metering & Data Services

     The new distribution price control also resulted in a number of changes in respect of metering and data services. These included the transfer of responsibility for meter reading, data aggregation and data processing activities from distribution to electricity supply from April 1, 2000 onwards.

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

      There are currently two types of licensed suppliers: public electricity (or first-tier) suppliers, also known as PESs, and second-tier suppliers. PESs include the RECs in England and Wales, ScottishPower and Scottish and Southern. Second-tier suppliers include BGT, Innogy, PowerGen, Nuclear Electric, ScottishPower, Scottish and Southern and other PESs (including RECs supplying outside their Authorized Areas) and a number of independent second-tier suppliers.

      The Utilities Act will combine conditions relating to electricity supply from the existing PES license and second tier licenses into a new single supply license, covering the whole of Great Britain. It is envisaged that the new supply license will come into force in April 2001, to coincide with the creation of separate legal entities for electricity supply and distribution. The Utilities Act also introduces a prohibition on the activity of distributing electricity without a license or exemption.

Electricity Supply Price Regulation: Background

      Between 1990 and 1998 the supply of electricity to supply customers of PESs was subject to "pass-through" price control. The maximum average charge per unit of electricity supplied (in pence per kilowatt hour) was controlled by a formula principally based upon (P x (1 + (RPI-Xs)) + Y) (the "Supply Price Control Formula"). The initial value of Xs was set at 0 for all the RECs on March 31, 1990. The Supply Price Control Formula was reviewed by OFFER with effect from April 1, 1994, when the Xs factor was set at 2% for all the RECs. This applied until March 31, 1998. P was the previous Regulatory Accounting Period's maximum average price per unit of electricity supplied (in pence per kilowatt hour) that related to the REC electricity supply business's own costs and margin. RPI was a measure of inflation, equaling the percentage change in the UK Retail Price Index between the six month period from

July to December of the two previous years. Because RPI is based on a weighted average of the prices of goods and services purchased by a typical household, which bear little resemblance to the inputs contributing to each REC's business costs, the RPI calculation may not accurately reflect the price changes affecting each REC. The Y factor was a pass-through of certain costs which are either largely outside the management control of the REC or have been regulated elsewhere. The Y factor thus covered the REC's electricity purchase costs, including both direct Pool purchase costs and costs of hedging, transmission charges made by NGC, REC distribution charges and the Fossil Fuel Levy (described below) or amounts equivalent thereto in respect of the purchase of non-leviable electricity which were attributable to Franchise Supply Customers. The Supply Price Control Formula was therefore designed to focus downward pressure on costs and working capital, which are viewed as being within suppliers' direct control.

      As with the Distribution Price Control Formula, there was a correction factor in the Supply Price Control Formula in the event of overcharging or undercharging. If a REC had overcharged in the previous Regulatory Accounting Period, the maximum average charge per unit supplied is reduced by an amount to reflect the excess income received, to which was added interest. In the event of undercharging, the Supply Price Control Formula allowed the licensee to recover the shortfall in income plus interest.

      A revised supply price control was implemented on April 1, 1998, and was effective until March 31, 2000. This took the form of a series of price caps on the tariffs applicable to Designated Customers in the Authorized Area. These controls also required an additional 3% below inflation reduction which became effective on April 1, 1999. The automatic pass-through of costs previously passed through to domestic and business customers below 100kW, consisting primarily of purchased power costs and the correction factor, which annually adjusted prices for any imbalance between forecast and actual costs, were both discontinued from April 1, 1998.

Electricity Supply Price Regulation From April 1, 2000

The new supply price control commenced on April 1, 2000. This control, which is to remain in place for two years from its commencement, resulted in a real price reduction in Yorkshire's standard domestic tariff of 3.6%. This incorporated a 7.3% distribution price reduction as a result of the distribution price control review. The new supply price control also provides for a nominal price freeze for the Regulatory Accounting Period to 2002.

      Electricity priced within the allowed level will need to be secured and purchase price risk managed accordingly. See Part I, Item 1, "Yorkshire's Businesses - Supply Business - Electricity Supply Risk Management". If future costs are significantly below the maximum allowed by the new price control, Ofgem may take steps to ensure that tariffs are reduced.

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

     NETA encompasses the design and development of the balancing mechanism and the associated settlement process. These new wholesale electricity trading arrangements in England and Wales will replace the Pool.

     It is currently planned that NETA will be implemented by March 27, 2001. See Part I, Item 1. "The Electric Utility Industry in Great Britain - Regulation Under the Electricity Act - Regulatory Developments - New Electricity Trading Arrangements" for further details relating to NETA.

Fossil Fuel Levy

     All the RECs are obliged to obtain a specified amount of generating capacity from Non Fossil Fuel generators (the "NFFO"). Because electricity generated from non-fossil fuel plants is generally more expensive than electricity produced from fossil fuel plants, the Fossil Fuel Levy has been instituted to reimburse the RECs for the extra costs involved. Ofgem sets the rate of the Fossil Fuel Levy annually and collects and redistributes the revenues from it. The current Fossil Fuel Levy is 0.3% of the value of sales of electricity made in England and Wales and 0.8% in Scotland. These percentages will be 0.3% and 1.2%, respectively, from April 1, 2001.

Climate Change Levy

      In March 1999, the UK government announced the introduction of a levy on the business use of energy, designed to encourage energy efficiency, which will be introduced from April 2001.

     In November 1999, the UK government announced amendments to the proposed climate change levy. Such amendments included lowering the overall size of the levy from (pound)1.75 billion to (pound)1 billion by:

-     reducing the planned levy rates;

- offering an 80% discount to energy-intensive sectors that agree to deliver energy efficiency schemes in line with UK government targets - the upper limit for discounts had previously been 50%;

- exempting electricity generated from "new" forms of renewable energy from the levy, along with "good quality" combined heat and power plants.

     The UK government no longer claims that the tax will be revenue neutral. It also reiterated the commitment that the climate change levy is not a revenue-raising exercise, as there will be no net financial gain for the public finances.

     In December 1999 the UK government published draft legislative clauses relating to collection of the levy. As currently drafted, the legislation describes a complex collection process with severe penalties for non-compliance.

     The issue for Yorkshire is the implementation cost of the levy. Such costs include IT system changes, customer management and development of commercial product responses. The approximate cost of these measures is currently estimated to be around (pound)1 million in Fiscal Year 2001.

REGULATION UNDER THE ELECTRICITY ACT

THE REGULATOR

      The principal legislation governing the structure and regulation of the electricity industry in Great Britain is the Electricity Act, as now amended or to be amended by the Utilities Act and related secondary legislation. The Electricity Act created the institutional framework under which the industry is currently regulated, including the post of Director General (the "Regulator"), who was appointed by the Secretary of State. The Regulator's support staff were collectively known as OFFER. Both OFFER and OFGAS were replaced by Ofgem in June 1999 in anticipation of the formal merger of the electricity and gas regulatory offices under the Utilities Act. The posts of Director General of both OFFER and OFGAS were replaced by GEMA in November 2000 under the Utilities Act, with the then Director General of both OFFER and OFGAS becoming chairman of GEMA. GEMA comprises 11 members: the Chairman, 4 Executive members and 6 non-executives. The management committee of Ofgem reports to GEMA which determines strategy and decides on major policy issues.

      GEMA's functions under the Electricity Act (as amended by the Utilities
Act) include granting licenses to generate, transmit, distribute or supply electricity (a function which it exercises under a general authority from the Secretary of State); proposing modifications to licenses and, in the case of non-acceptance of such proposals by licensees, making license modification references to the Competition Commission; enforcing compliance with license conditions; calculating the Fossil Fuel Levy rate and collecting the levy; determining certain disputes between electricity licensees and customers; setting standards of performance for electricity licensees; and liaising as appropriate with the GECC. The term "supply" as used in the context of the PES License (pending its replacement by separate electricity supply and distribution licenses) covers both distribution and electricity supply activities.

      GEMA exercises, concurrently with the Director General of Fair Trading, certain functions relating to monopoly situations and also to courses of conduct which have, or are intended or likely to have, the effect of restricting, distorting or preventing competition in the generation, transmission or supply of electricity under the Competition Act (See Part I, Item 1, "UK and EU Competition Law").

      The Electricity Act, as amended by the Utilities Act, confers a principal objective on GEMA and the Secretary of State to protect the interests of customers, wherever appropriate by promoting effective competition. In pursuing these functions, the Electricity Act requires GEMA and the Secretary of State to exercise their functions in the manner each considers is best calculated to ensure that all reasonable demands for electricity are met and to secure that license holders are able to finance their licensed activities.

      In performing their functions the Secretary of State and GEMA have a requirement to consider the interests of low income consumers, the chronically sick, the disabled, people of pensionable age and consumers in rural areas.

      GEMA will also have a duty, in the exercise of its statutory functions, to consider guidance issued by the Secretary of State on the social and environmental objectives relevant to the gas and electricity sectors.

There will be new powers for the Secretary of State to make regulations to promote energy efficiency and the generation of electricity from renewable sources, and to provide for a cross-subsidy for the benefit of disadvantaged consumers.

Regulatory Developments

Separation of Distribution and Electricity Supply

      For details of the separation of distribution and electricity supply see
Part I, Item 1. "Yorkshire's Businesses - Business Separation" and "The Electric Utility Industry in Great Britain - Regulatory Developments - Review of the Regulatory Framework: The Utilities Act".

Price Control Reviews

      Ofgem undertook a review of distribution prices in 1998/1999 in anticipation of establishing revised distribution price controls to apply from April 1, 2000. On October 8, 1999, Ofgem proposed a 15% reduction in allowed revenue for Yorkshire and a further 8% transfer of costs to Yorkshire's electricity supply business. Ofgem proposed that the X factor would continue to be 3%. The overall reduction in Yorkshire's distribution revenues would have been 23% based on these proposals.

      On October 8, 1999, Ofgem also issued draft electricity supply price proposals. Key features of the proposals were :

- Retention of a supply price cap on standard domestic and Economy 7 tariffs which would apply for a further two Regulatory Accounting Periods from April 2000 until March 2002. Ofgem proposed that the cap would not apply to small industrial and commercial customers or domestic customers supplied on other tariffs, where the market was sufficiently competitive.

- A reduction in the price cap for domestic electricity prices which would lead to an average fall in Great Britain of 9.9% for customers on standard domestic tariffs and 6.4% for those on Economy 7 tariffs.

- An expectation that PESs would reduce prices below the proposed price caps if generation prices were to fall as expected after the introduction of NETA.

      If adopted as proposed, these proposals would have meant that in the Regulatory Accounting Period 2001 the real price reduction for Yorkshire's electricity supply business would have been 10.7% (of which 7.3% was due to lower distribution charges arising from the distribution price control review) on the standard domestic tariff. The proposed price reduction for customers on the Economy 7 tariff would not have had a significant impact on Yorkshire. For Regulatory Accounting Period 2002 there was a proposed nominal price freeze. The proposed reductions to the standard domestic and Economy 7 tariffs would put pressure on PESs either to pass similar reductions to direct debit and prompt payment customers or to reduce the discounts given to those customers. The former would result in a loss of revenue while the latter may result in a loss of customers.

      In December 1999, Ofgem issued its final proposals in both the distribution and supply price control reviews. The final distribution price control proposals resulted in an overall reduction in distribution income of 23%, an 8% cost transfer to electricity supply and an X factor of 3%. The final supply price control proposals differed principally from Ofgem's prior proposals in that the real price reduction in Yorkshire's standard domestic tariff would be 3.6% for Regulatory Accounting Period 2001. This reduction incorporated the 7.3% reduction arising from the distribution price control review. There is no real price reduction in Yorkshire's Economy 7 tariff and there will be a nominal price freeze for Regulatory Accounting Period 2002.

      While these final proposals somewhat mitigate the electricity supply revenue reductions previously proposed by Ofgem, they still result in a significant decline in allowed revenues for Yorkshire.

      Yorkshire accepted the final proposals and they became effective on April 1, 2000.

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

      In response to Ofgem's final proposals and increasing competition, Yorkshire adopted an aggressive program of reducing controllable costs. Significant features of this program included reductions in capital expenditure, staff reductions, outsourcing of certain functions and consolidation of facilities. These cost reduction plans may not fully offset the future impact of the price controls which became effective in 2000 and increase in competition.

Information & Incentives Program

     The December 1999 distribution price control review proposals set out Ofgem's intention to commence an ongoing program on information and incentives.

     The stated objective for this program was to try to address some of the weaknesses which Ofgem believes have been associated with the existing framework of price regulation:

-        to reduce the emphasis on periodic negotiation with Ofgem;
-        to give clearer incentives in respect of quality of supply; and
- to improve the incentive to achieve efficiency savings in both operating costs and capital costs.


To achieve the objectives the program has two major workstreams:

      To identify the aspects of service that customers value; to establish output measures that reflect these values; and to specify the information required to verify performance against these measures.

      To introduce an incentives mechanism using the new measures. This could have a financial impact on each PES of plus or minus 2% of price control revenue in each Regulatory Accounting Period from April 2002.

      Ofgem has stated that (i) it is not intended that this program will result in a change to the PES's risk profile and hence its cost of capital; and (ii) where particular targets for quality of electricity supply have been established as part of the distribution price control review, it is expected that broadly consistent targets will be reflected in the additional mechanisms for the duration of the next distribution price control period.

      Ofgem has issued final proposals detailing the information distribution businesses will need to provide to Ofgem under the information and incentives program. Ofgem proposes to implement a specific PES License condition for the collection and audit of such information. Some companies may need to invest in new systems to meet the requirements of these proposals. Ofgem takes the position that these new systems should be funded by the existing allowance in the distribution price control. However, Ofgem has decided, following consultation, to allow distribution businesses to adjust their regulated revenue by an amount equivalent to (pound)0.50 per customer for one year to cover certain costs to obtain accurate information with respect to low voltage customers. Such an allowance will mean an additional (pound)1 million revenue for Yorkshire's distribution business. It is currently estimated that the implementation costs for Yorkshire will be within this cost allowance. Ofgem has proposed that failure to meet the accuracy standards for information provided under the information and incentives program could result in financial penalties for breach of a PES License condition. See Part I, Item 1, "The Electric Utility Industry in Great Britain - Regulation under the Electricity Act - Regulatory Developments - Financial Penalties". Yorkshire has indicated that it intends to accept the new license condition for the collection of information. This is expected to be implemented from April 1, 2001. Further license amendment proposals are expected around December 2001 addressing incentive schemes.

Standard Conditions for Electricity and Gas Licenses

       The Utilities Act will have a significant impact on both gas and electricity licenses. The Act introduces a prohibition on the activity of distributing electricity without a license or exemption. The supply and distribution of electricity will become separate licensable activities with a bar on the same legal entity holding both an electricity supply and electricity distribution license. In addition, the PES and second tier supply licenses will be brought together into a single supply license. Standard license conditions, which are presently a feature of gas licenses, will be introduced into electricity licenses. To comply, Yorkshire will need to put in place a new group structure. This new structure may require changes to Yorkshire's existing financing arrangements.

       In addition to conditions presently contained in the existing PES Licenses, the new electricity supply license will remove conditions relating to PES tariff supply. These will be replaced by contractual supply and supplier of last resort conditions. The major initial impact of the new supplier of last resort license conditions will be the requirement that all licensed suppliers have security in place with regard to electricity supply to domestic customers. This security will be used to cover the costs of the supplier who is asked to take on a supplier's customers should that supplier go into receivership and the receiver does not sell the business. The amount of the security required has not yet been set by Ofgem but it is anticipated that the license conditions will set a cap on the maximum amount that can be set by Ofgem.

      On October 25, 2000, Ofgem published a final proposals document on the standard license conditions, together with revised drafts of the standard conditions for each type of license. The DTI has indicated that the final versions of the standard license conditions will be available early in 2001.

Financial Ringfencing

      In December 1999, Ofgem issued a consultation paper on financial ringfencing conditions for the standard license conditions as discussed above.

      The principal proposed changes to the new electricity distribution license can be summarized as follows:

- To amend the existing restriction on PES ancillary activities (5% of aggregate turnover of electricity supply and distribution businesses) to 2.5% of distribution business turnover. This is on the basis of a 2.5% threshold having been included in Transco's license.

- To prevent transfers to affiliates of any sum, asset, right or benefit by way of loan, lease, conditional sale or reservation of title or where consideration of equivalent value is not paid in full on or before the date of transfer unless the counter-party has and agrees to maintain an investment grade issuer credit rating or its obligations are guaranteed by another person having and agreeing to maintain an investment grade issuer credit rating.

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

- To include in any compliance certificate which is required prior to the payment of dividends confirmation that the licensee has complied in full with any applicable enforcement order or direction made by Ofgem then in force.

      Ofgem stated that it did not believe financial ringfencing of supply licensees would be appropriate following the introduction of separate licenses. However, Ofgem's December 1999 consultation raised the possibility of applying financial ringfencing to PES supply businesses to support the Regulator's duty to ensure that licensees can finance their functions. This could include requirements relating to the availability of resources, undertakings from owners and financing arrangements.

      On April 27, 2000, Ofgem decided that it would recommend to the Secretary of State that there should be draft ringfencing conditions for the new distribution licenses designed to prevent distribution license holders from undertaking any other significant activities beyond their licensed activities without Ofgem's consent.

      However, these draft ringfencing conditions contained a significant amendment to the proposals contained in the earlier consultation paper. The earlier consultation had proposed a provision to include in any compliance certificate which is required prior to the payment of dividends a confirmation that the licensee has complied in full with any applicable enforcement order or direction made by Ofgem then in force. The new draft conditions reduce the circumstances in which the existence of an outstanding enforcement order or direction would prevent the payment of dividends.

      Ofgem also decided to recommend that no financial ringfencing conditions should apply to electricity supply licensees as Ofgem believed it was inappropriate to apply ringfencing restrictions to electricity supply companies since such an application would be likely to distort or even prevent the development of competition.

Ofgem's draft ringfencing conditions have been incorporated in its most recent draft of the standard conditions of distribution licenses.

Review of the Regulatory Framework : The Utilities Act

      On July 28, 2000, the Utilities Bill received Royal Assent thereby creating the Utilities Act. The main provisions of the Utilities Act include:

- the establishment of GEMA in place of the individual regulators for gas and electricity. The office to support GEMA will be known as Ofgem;

- a new principal objective for GEMA to protect the interests of consumers, wherever appropriate by promoting effective competition;

- powers for GEMA to impose financial penalties on companies for breaches of license conditions and other specified statutory requirements (such penalties may be in an amount not to exceed 10% of the licensee's turnover);

- the establishment of an independent Council, the GECC, with responsibility for seeking to resolve complaints, providing information of use to consumers, and advocating the interests of all consumers to GEMA, government and others with an influence on regulation.

- a requirement for price-regulated gas and electricity utilities to disclose links (if any) between director's pay and customer service standards;

-     legislation to underpin NETA;

- separate licensing of electricity supply and distribution, as discussed above under Part I, Item 1, "Yorkshire's Businesses - Business Separation";

- new collective license modification procedures enabling GEMA to modify standard license conditions without a Competition Commission reference, even if some companies disagree (although in certain circumstances a Competition Commission reference will still be necessary);

- a duty on GEMA, in the exercise of its statutory functions, to have regard to guidance issued by the Secretary of State on the social and environmental objectives relevant to the gas and electricity sectors;

- new powers for the Secretary of State to make regulations to promote energy efficiency and the generation of electricity from renewable sources, and to provide for a cross-subsidy for the benefit of disadvantaged consumers; and

- a requirement for GEMA to give reasons for certain key decisions and to publish and consult on significant future programs.


      The only clauses in the Utilities Act which are currently in force are those relating to the license modifications required to implement NETA; to establish GEMA and the GECC with their respective duties and powers; and to allow continuation of existing NFFO and Fossil Fuel Levy schemes beyond the original expiration of the Fossil Fuel Levy in November 2000. All other sections will come into force after the Secretary of State has issued appropriate statutory instruments announcing dates. There is currently no clear timetable for the implementation of the various elements of the Utilities Act.

Financial Penalties

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

       These powers to impose penalties on licensees are in addition to GEMA's powers under the Competition Act. However, GEMA is prevented from imposing a Utilities Act financial penalty if it is satisfied that the most appropriate way of proceeding is under the Competition Act.

       The Utilities Act requires that GEMA prepare and publish a statement of policy on the imposition of financial penalties and the determination of their amount to which GEMA must have regard when deciding whether to impose a penalty. GEMA must undertake appropriate consultation in preparing the statement. GEMA published the policy statement on January 23, 2001.

        The policy statement outlines a number of factors that GEMA will consider in determining whether it would be appropriate for the imposition of a financial penalty:

- compatibility of the imposition of a penalty with GEMA's principal objective to protect the interests of consumers, and other statutory duties;
- the need to incentivise the licensee's compliance and to deter the licensee or other licensees from further contraventions or failures;
- whether the contravention/failure had damaged consumers and/or market participants, for example by increasing costs;
- whether the infringement was accidental, inadvertent or caused by factors outside the control of the licensee; and
- other factors including the duration and extent of the contravention or failure.

       In calculating the level of the proposed penalty, a number of factors will be taken into account, including:

-        the seriousness of the contravention or failure;
- the harm or increased costs that the contravention or failure had caused to consumers and/or market participants;
- any gain (financial or otherwise) made by the licensee as a result of the contravention or failure; and
-        the need to make any adjustments for:
- increases due to aggravating factors, such as repeated contraventions or failures, involvement of senior management, concealment of activities; and
- decreases due to mitigating factors, such as taking steps to remedy the contravention or failure and ensure compliance, and the licensee's cooperation with GEMA during the investigation.

      Following the receipt and consideration of responses to the policy statement, GEMA will issue a final version of the statement at the end of March. Any proposed revisions of that version will also be the subject of consultation. GEMA will also issue procedural guidance, incorporating and supplementing the procedural requirements set out in legislation. It is expected that the new power will be implemented in April 2001.

Renewable Energy

       On October 5, 2000, the DTI published its preliminary consultation on the renewable electricity obligation: "New and Renewable Energy: Prospects for the 21st Century". This obligation, being introduced under the Utilities Act, will take effect from October 2001.

       The proposals outlined by the DTI will require electricity suppliers to purchase a certain proportion of electricity from renewable generation. Suppliers will have three options in complying with the obligation: they can physically supply the required amount of power from eligible renewable sources; they can buy renewable energy certificates from other suppliers or third parties; or they can `buy out' of the obligation at the rate set by the UK government. The DTI is proposing to set the buy-out price at 3p/kWh ((pound)30/MWh). This obligation will apply to all electricity suppliers.

       Yorkshire will continue to purchase electricity competitively. Initial indications are that the costs for Yorkshire, should it use the buy-out option, would be likely to be in excess of (pound)300 million over the next ten years. There is no assurance that full cost recovery can be made in the competitive market.

Embedded Generation

A joint DTI/industry working group on network issues for embedded generation was established in March 2000 and published its findings in January 2001. These findings include potential technical, financial and regulatory factors impacting on connection charges with possible impact on distribution businesses. The implications of the working group's report are currently being considered by Yorkshire's management.

Energy Efficiency

       The Utilities Act will give the Secretary of State the power to impose obligations on licensed gas and electricity suppliers, gas transporters, and electricity distributors to meet targets for the promotion of improvements in efficiency in consumers' use of energy. Current indications are that such obligations will only be imposed on suppliers. The Secretary of State will be able to set an overall energy efficiency target, which covers both gas and electricity, and this will be apportioned between the two. The target will be the saving of a specified amount of energy. It will be the responsibility of the licensee to determine the activities it will undertake to meet the required energy saving.

       GEMA will be responsible for the calculation and enforcement of the requirement, using its normal enforcement powers, including monetary penalties.

       It is anticipated that this new scheme will commence in April 2002 and run until March 2005. Although the extent of the obligation is currently under consultation, the minimum is expected to be (pound)3.60 per household per fuel per year, which equates to a cost for Yorkshire in the region of (pound)7.2 million per year for 3 years. There is no assurance that full cost recovery can be made in the competitive market.

       A further consultation is expected to be published by the DETR in April 2001.

New Electricity Trading Arrangements

      In 1998, OFFER published a framework document describing the delivery and implementation of revised electricity trading arrangements based upon market trading arrangements in commodities markets elsewhere. In October 1999, with the onset of the implementation phase, these new electricity trading arrangements became known as NETA. The arrangements are designed to better facilitate the development of competition, to ensure maximum transparency and to give all interested parties the opportunity to participate in the process. The overall aim of NETA is to reduce prices to end customers.

      The NETA program encompasses the design and development of the balancing mechanism and the associated settlement process required to support these markets. These new wholesale electricity arrangements in England and Wales will replace the Pool.

      NETA trading was expected to commence on November 21, 2000, but the target commencement date has now been delayed until March 27, 2001.

      The Utilities Act gave the UK Secretary of State for Trade and Industry the power to impose the PES License changes required to implement NETA. Consequently, on August 8, 2000, the following 5 new PES license conditions were introduced:

-        Power to bring conditions into effect;
- Prohibition of cross-subsidies and of non-discrimination in selling electricity;
-        Balancing and Settlement Code and NETA implementation;
-        Change co-ordination for NETA; and
-        Pooling and Settlement Agreement run-off

      One of the new requirements for NETA to be implemented is for PESs to be party to a number of new industry-wide agreements in addition to securing changes to current core industry documents. This is known as the Ofgem NETA Implementation Scheme.

      The NETA Implementation Scheme has changed a number of industry documents and has set up a new means of trading wholesale electricity. It creates a new balancing and settlement system and will transfer the governance of electricity wholesale trading from the Pool to a new balancing and settlement company:
Elexon Limited. NGC will continue to retain responsibility for ensuring that the electricity transmission system as a whole is kept in balance.

      On August 14, 2000, the following documents, amongst others, were executed by NETA participants:

- Implementation Scheme Framework Agreement - the document through which the Implementation Scheme comes into effect.

- Balancing and Settlement Code Framework Agreement - the document through which the original signatories agreed to be bound by and comply with the terms of the Balancing and Settlement Code. Signing this document makes it obligatory to sign the Implementation Scheme Framework Agreement.

- Pool Transfer Deed - this allows for the transfer of physical and intellectual assets and liabilities from the Pool to Elexon Limited.

      The DTI and Ofgem have indicated that they intend to replace the existing Master Connection and Use of System Agreement with the Connection and Use of System Code ("CUSC") which will be given contractual force through a CUSC Framework Agreement. This will entail a further modification of PES License conditions. Ofgem/DTI have not yet issued final proposals on CUSC but implementation is not expected before April 1, 2001.

      Electricity supply businesses have incurred significant costs to introduce and operate under NETA, while the financial impact on distributors has been minimal. Although the UK government proposes that such costs will ultimately be borne by customers, Ofgem has not allowed recovery of such costs in the price controls which became effective on April 1, 2000.

      Yorkshire's ability to manage its purchase price risk depends, in part, on the continuing availability of properly priced risk management mechanisms such as CFDs and EFAs. No assurance can be given that an adequate, transparent market for such products will in fact be available in the future (including after the adoption of NETA).

Environmental Action Plan

On July 31, 2000, Ofgem published initial proposals for an environmental action plan. An increased emphasis on environmental and social issues was the first of Ofgem's priority projects for 2000/01 and this focus reflected the objectives for Ofgem set under the Utilities Act. These proposals explored Ofgem's involvement in:

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

     Ofgem is due to publish a further draft of its Environmental Action Plan following consideration of comments on the first draft. Before doing so it is consulting the formal guidance from the UK government on social and environmental matters, due to be published in Spring 2001. A version of this guidance was published for consultation in February 2000, at which time Yorkshire expressed concerns about, among other things, the scope of such guidance.

Social Action Plan

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

Consumers' Committee

      Ofgem was formerly required under the Electricity Act to establish a consumers' committee for the Authorized Area of each PES License holder (or, if the Secretary of State so determines, for the Authorized Areas of two or more such suppliers). The duties of each committee were to make representations to, and consult with, their allocated PES License holders about matters affecting the interests of customers or potential customers of such supplier(s), to review matters affecting the interests of electricity consumers in such committee's area, and to advise Ofgem on any other matter which warrants discussion or which is referred to it by Ofgem.

      The GECC was formally established under the Utilities Act on November 1, 2000. It has now replaced the former Electricity Consumers Committees and the Gas Consumers Council and the former regional offices of Ofgem. The GECC has two main roles. The first is to act as a customer advocate and to provide information and advice to the UK government, the media and others and also to consumers. The second function is to handle consumer complaints which have not been satisfactorily dealt with by the gas or electricity company concerned.

Licenses

Generation Licenses

      Unless covered by an exemption, all electricity generators engaging in the construction, expansion or operation of a power station in Great Britain are required to have a generation license. There are currently 69 generation license holders in Great Britain.

PES Licenses

      Each of the RECs, ScottishPower and Scottish and Southern has a PES License for its Authorized Area and is required, under the Electricity Act, to supply electricity upon request to any premises in that area, except in specified circumstances. Each PES is also required not to discriminate between its own electricity supply business and other users of its distribution system and the PES License prohibits cross-subsidy between the various regulated businesses. As described above, PESs are subject to separate price controls on the amounts they may charge for the use of their distribution system by all customers in their Authorized Area and for the supply of electricity to domestic customers. The PES Licenses also require the licensee to procure electricity at the best price reasonably obtainable having regard to the sources available.

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

      OFFER stated that it would be reasonable to consider a REC's request to increase its own-generation limit on the condition that it accepted explicit restrictions on the contracts it signed with its electricity supply business, and that at a minimum the REC would be prohibited from entering into additional own-generation contracts in its authorized area. OFFER considered that an increase in own-generation limits subject to such restrictions could allow a REC to contribute more fully to the development of competition in generation without the allegation that it was exploiting its local dominant position.

      The joint ownership in the UK by AEP of Yorkshire and SEEBOARD created what is known in the UK as a "deemed merger". During 2000, modifications were made to Yorkshire's PES License in connection with this "deemed merger".

      These deemed merger conditions require that:

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

      Equivalent license conditions also apply to SEEBOARD. Yorkshire has previously disposed of its generation business. See Part I, Item 1 "Yorkshire Group and the US Parents - AEP" for details of AEP's joint ownership of Yorkshire and SEEBOARD.

Second-Tier Electricity Supply Licenses

      Other than a PES in its Authorized Area and subject to certain other exceptions, a supplier of electricity to premises in Great Britain must possess a second-tier electricity supply license. Second-tier licensees may compete for the supply of electricity with one another and with the PES for the relevant area. There are currently 54 second-tier electricity supply license holders for England and Wales, and 35 for Scotland (including Yorkshire in both cases).

The Utilities Act removes the requirement for suppliers to hold a second-tier electricity license. The new standard supply licenses are expected to come into force on April 1, 2001.

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

Modifications to Licenses

      Subject to a power of veto by the Secretary of State, GEMA may modify license conditions with the agreement of the license holder. It must first publish the proposed modifications and consider representations or objections made. If GEMA fails to agree to modifications with a license holder, it may refer a matter relating to generation, transmission or supply of electricity under a license to the Competition Commission. If the Competition Commission finds that the matter referred to it has, or may be expected to have, specified effects adverse to the public interest which could be remedied or prevented by a license modification, GEMA is required to make modifications that appear to it requisite for the purpose of remedying or preventing the adverse effects identified by the Competition Commission. Modifications to license conditions may also be made by the Secretary of State as a consequence of monopoly, merger or other competition references under general UK competition law.

  Term and Revocation of Licenses

      By its terms, Yorkshire's PES License would continue in effect until at least 2026 unless revoked. The Secretary of State may revoke a PES License by not less than 30 days' notice in writing to the licensee in certain specified circumstances including any failure to comply with a final order of Ofgem requiring the license holder to comply with its license conditions or requirements, or insolvency of the licensee.

However, under the Utilities Act the PES License will be replaced in 2001 by separate electricity supply and distribution licenses. These new licenses are expected to contain similar revocation terms to those of the PES License.

UK ENVIRONMENTAL LEGISLATION
----------------------------

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

      Yorkshire believes that it has taken, and intends to continue taking, measures to comply with the applicable law and UK government regulations for the protection of the environment. There are no material legal or administrative proceedings pending against Yorkshire with respect to any environmental matter. Yorkshire spent (pound)6.6 million on environmental compliance in the Fiscal Year 2000 approximately (pound)2.9 million of which was of a capital nature.

      Section 74 amendments to the New Road and Street Works Act 1991 will be implemented from April 1, 2001. These increase the risk of liabilities on distributors by increasing possible fines for non-removal of signing and guarding or failure to comply with agreed notices. Yorkshire is currently working on managerial processes to avoid incurring unnecessary increased penalties.

UK AND EU COMPETITION LAW
-------------------------

      The Competition Act, which came into force on March 1, 2000, gives new concurrent powers to the Director General of Fair Trading and Ofgem to investigate and act against anti-competitive agreements and conduct. These new powers include fines of up to 10% of turnover over three years for companies which breach the prohibitions of the Act. In March 1999 the Office of Fair Trading issued formal guidelines on the concurrent application of the Competition Act to the regulated industries: "Concurrent Application to Regulated Industries".

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

Final guidelines are expected to be published in early 2001.

EMPLOYEES
---------

      Yorkshire had 4,060 employees (approximately 4,000 full-time equivalent) as at December 31, 2000. Yorkshire Power Group Ltd has no employees because it is a holding company with no operations. Approximately 58% of Yorkshire's employees are represented by labor unions. All Yorkshire employees who are not party to a personal employment contract are subject to collective bargaining agreements. These agreements may be amended by agreement between Yorkshire and the unions and are terminable with 12 months' notice by either side. Yorkshire believes that its relations with its employees are favorable.

      For details of business streamlining in Yorkshire see Part I, Item 1. "Yorkshire's Businesses - Business Streamlining".


PRESENTATION OF CERTAIN INFORMATION AND EXCHANGE RATES
------------------------------------------------------

      Solely for the convenience of the reader, this document contains translations of certain pounds sterling amounts into US dollar amounts at the closing mid-point in London on December 31, 2000 of $1.4938 = (pound)1. See note 1 "Summary of Significant Accounting Policies", to Yorkshire Group's consolidated financial statements for Fiscal Year 2000 included elsewhere in this document.

ITEM 2.   PROPERTIES
          ----------

      Yorkshire owns the freehold of its principal offices north of Leeds. Yorkshire has both network and non-network land and buildings.

Network Land and Buildings

      At December 31, 2000, Yorkshire had interests in approximately 16,000 network properties, comprising principally sub-station sites.

Non-Network Land and Buildings

      At December 31, 2000, Yorkshire had freehold and leasehold interests in non-network properties comprising chiefly offices, depots, warehouses, workshops and a number of former retail outlets. The net book value of total non-network land and buildings at December 31, 2000, was approximately (pound)34 million.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

Yorkshire Group is routinely a party to legal proceedings arising in the ordinary course of business which are not material, either individually or in the aggregate. Except as described below, Yorkshire Group is currently not a party to any material legal proceedings nor is it aware of any threatened material legal proceedings.

      On May 18, 1998, Optimum Solutions Limited (the "Claimant"), a company that conducts research and development in the UK electric industry, entered a claim in the UK High Court of Justice, Chancery Division, against Yorkshire, Eastern which is also a REC, NGC and Logica plc alleging, in the case of Yorkshire, that Yorkshire breached a confidentiality agreement with the Claimant regarding the use of confidential information in Yorkshire's preparation for the competitive changes to the electricity supply market in and after 1998. The Claimant sought an injunction against the continued use of, and the return of, such confidential information, an unspecified amount of damages relating to breach of contract and equitable compensation for misuse of such confidential information.

      On October 7, 1998, Yorkshire filed a defense to the claim made against it by the Claimant. Following discovery, an amended claim was served by the Claimant on Yorkshire and Eastern on July 7, 1999, and the Claimant's claim for injunctive relief was discontinued.

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

       Prior to dismissal of the action and the appointment of provisional liquidators, Yorkshire and Eastern presented a winding up petition in respect of the Claimant. In connection with the application for the appointment of provisional liquidators, Yorkshire and Eastern gave a cross undertaking in damages. They also entered into a Deed of Indemnity in favor of the provisional liquidators. On November 14, 2000, the sole director of the Claimant applied to the Court for the winding up petition to be dismissed; for the appointment of provisional liquidators to be revoked and for the costs of the application to be paid by Yorkshire and Eastern. On February 26, 2001 the Court granted the winding up petition in respect of the Claimant and ordered that the other applications made by the sole director be dismissed.

      Litigation is ongoing with respect to NGC and International Power's use of actuarial surpluses declared in the ESPS. The Pension Ombudsman (a UK arbitrator appointed by statute) issued a "final determination" in favor of complaints made by members of the ESPS relating to NGC's use of the ESPS surplus to offset its additional costs of early payment of pensions as a result of reorganization or redundancy, together with additional contributions required after a valuation. Under that determination the Pension Ombudsman directed NGC to pay into ESPS the amount of that use of the surplus plus interest. The Pension Ombudsman's final determination was challenged in the courts by NGC and International Power, who was also subject to a similar complaint. The High Court subsequently ruled that such use of surplus was permissible.

      On February 10, 1999, the Court of Appeal ruled that the particular arrangements made by NGC and International Power to dispose of the surplus, partly by canceling liabilities relating to pension costs resulting from early retirement, were invalid as they did not comply fully with the rules and procedures for dealing with surplus at that time. However, the Court of Appeal did uphold the High Court's ruling that NGC and International Power could benefit from pension scheme surplus provided that the scheme rules allow and that the interests of the members are taken into account.

      Following a further hearing on May 25 and May 26, 1999 the Court of Appeal ordered NGC and International Power to pay all sums properly payable by them to their group trustees. However, enforcement of the order was stayed pending the outcome of any appeals to the House of Lords, leave for which was granted.

      NGC and International Power initiated appeals in the House of Lords. NGC and International Power also executed amendments which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment.

     Yorkshire made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount receivable by the ESPS in respect of the use of surplus by Yorkshire is estimated to be approximately (pound)38 million plus interest of (pound)15 million.

      An agreement has been reached between Yorkshire and its pension trustees to the effect that no legal action for the recovery of "outstanding" contributions will be initiated by the trustees against Yorkshire prior to the House of Lords judgment on the NGC and International Power appeals. In consideration of this, Yorkshire will waive any defense in this matter based on the six year statutory limitation period, this waiver commencing from June 24, 1999, the date when the agreement was first mooted and agreed in principle.

     Yorkshire, with EPSL (the ESPS's central co-ordinating and policy body) and other member companies, has now considered with its legal advisers, the option of executing similar retrospective deeds of amendment to those executed by the two litigants: NGC and International Power. Accordingly, a retrospective deed of amendment was executed on January 22, 2001. Yorkshire's pension trustees have been kept fully informed of Yorkshire's intentions and actions.

       The appeals initiated by NGC and International Power in the House of Lords were heard in February 2001. The outcome is anticipated by the end of Fiscal Year 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------


      There is no established public trading market for Yorkshire Power Group Limited's common stock, all of which is owned indirectly by AEP and Xcel.

Item 6. SELECTED FINANCIAL DATA
        -----------------------


      The consolidated income statement data and other consolidated data of the Predecessor Company for the year ended March 31, 1997 and the consolidated balance sheet data and certain business segment data of the Predecessor Company at March 31, 1997 presented below have been derived from the audited consolidated financial statements of the Predecessor Company. Such data for the Predecessor Company has not been restated to show the generation business as a discontinued operation. The consolidated income statement data and other consolidated data of the Successor Company for Fiscal Year 2000, the Transition Period, and the years ended March 31, 1999 and 1998 and the consolidated balance sheet data of the Successor Company at the end of each such period presented below have been derived from the audited consolidated financial statements of the Successor Company. The selected consolidated financial data presented below was derived from the audited consolidated financial statements of the Successor Company that have been prepared in accordance with US GAAP. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and the consolidated financial statements and notes thereto of the Successor Company included elsewhere in this document.

      The unaudited pro forma consolidated data for the Successor Company for the year ended March 31, 1997 presented below reflects the Acquisition as if it had occurred as of April 1, 1996. Such data has been prepared by the Successor Company based upon assumptions deemed proper in accordance with the purchase method of accounting for business combinations and has been adjusted to reflect
(i) interest expense of (pound)74 million incurred as a result of the financing of the Acquisition, (ii) amortization of (pound)24 million related to goodwill recorded in connection with the Acquisition, (iii) additional depreciation expense of (pound)6 million as a result of the revaluation of certain fixed assets in connection with the

Acquisition and (iv) removal of the effect of recording the provision of (pound)78 million for certain uneconomic gas and electricity contracts, the loss of (pound)7 million on certain interest rate swap agreements and the write-down of (pound)6 million relating to non-operational property. Such data is shown for illustrative purposes only and is not necessarily indicative of the future results of operations of the Successor Company or of the results of operations of the Successor Company that would have actually occurred had the Acquisition occurred at the beginning of the period presented. The unaudited pro forma consolidated data has not been restated to show the generation business as a discontinued operation (see note 12 to the Successor Company Financial Statements).

Predecessor Company
-------------------

                                                          Year Ended
                                                            March 31,
                                                              1997

                                                             (pound)
                                                      (Amounts in Millions)

  Consolidated Income Statement Data:
     Operating revenues                                       1,331
     Operating income (1)                                        52
     Other income, net (2)                                       20
     Interest expense, net                                      (33)
     Provision for income taxes                                  13
                                                              -----
  Net income                                                     26
                                                              =====


                                                              March 31,
                                                                1997
                                                              (pound)
                                                       (Amounts in Millions)

  Consolidated Balance Sheet Data:
     Fixed assets                                               796
     Total assets                                             1,375
     Total shareholders' equity                                 359
     Long-term debt                                             419
     Short-term debt and current portion
       of long-term debt                                         87


                                                      Year Ended
                                                       March 31,
                                                          1997
                                                         (pound)
                                            (Amounts in Millions, Except Ratios)

  Other Consolidated Data:
     EBIT (3)                                                    72
     EBITDA (3)                                                 122
     Cash flow from operations                                   96
     Cash used in investing activities                          (51)
     Cash used in financing activities                          (76)
     Ratio of earnings to fixed charges (4)                     1.8

Successor Company
-----------------


                                                           Successor
                                                             9 Month                   Pro Forma
                                                 Fiscal    Period Ended  Year Ended      Fiscal
                                                  Year     December 31,  March 31         Year
                                                  2000        1999      1999     1998     1997
                                            (pound)  $(5)   (pound)    (pound) (pound)   (pound)
                                                              (Amounts in Millions)
Consolidated Income Statement Data:
   Operating revenues                         1,512   2,259   1,037     1,366   1,234     1,331
   Operating income (1)                         185     276     127       195     148       106
   Other income, (loss) net (2)                   1       1       6       (11)    (39)       20
   Interest expense, net                       (113)   (168)    (86)     (122)   (104)     (100)
   Provision (benefit) for income
     taxes                                       26      39      14         3      (4)       17
   Income from continuing operations
     before extraordinary item and
     discontinued operation                      47      70      33        59       9         9
   Income from discontinued
     operation (7)                                -       -       -         4       8         -
   Gain on disposal of discontinued
     operation (7)                                -       -       8        24       -         -
   Cumulative effect on prior years
     (to December 31, 1999) of
     changing to a different
     depreciation method                          8      12       -         -       -         -
   Income before extraordinary item              55      82      41        87      17         9
   Extraordinary loss (6)                         -       -       -        -     (134)        -
                                             ------  ------  ------    ------  ------    ------
Net income (loss)                                55      82      41        87    (117)        9
                                             ======  ======  ======    ======  ======    ======


                                            December 31  December 31   March 31
                                                    2000          1999       1999
                                              (pound)    $(5)    (pound)     (pound)
                                                       (Amounts in Millions)
Consolidated Balance Sheet Data:
   Fixed assets                                 1,093    1,633     1,036        985
   Total assets                                 2,606    3,893     2,395      2,347
   Total shareholders' equity                     506      756       451        410
   Long-term debt                               1,161    1,734       964      1,103
   Short-term debt and current
     portion of long-term debt                    110      164       140        150
   Short term debt refinanced
     February 2000                                  -        -       165          -
   Company obligated mandatorily
     redeemable Trust Securities of
     junior subordinated deferrable
     interest debentures                          178      266       166        168


                                                              Successor                Successor
                                                                                       Pro forma
                                              Fiscal   9 Month Period    Year Ended     Fiscal
                                                Year   Ended December 31,  March 31,     Year
                                                2000        1999      1999     1998      1997
                                           (pound)  $(5)    (pound) (pound)   (pound)   (pound)
                                                    (Amounts in Millions, Except Ratios)
Other Consolidated Data:
  EBIT before extraordinary
    item (3)/(6)                             186     278      133      184      109       126
  EBITDA before extraordinary
    item (3)/(6)                             273     408      201      268      180       206
  Cash flow from operations                  140     209       70       31
  Cash used in investing activities         (101)   (151)     (87)       -
  Cash (used in) provided by
    financing activities                     (37)    (55)      14      (54)
  Ratio of earnings to fixed
    charges (4)                              1.6     1.6      1.5      1.4      1.0       1.2

      EBIT, EBITDA and ratio of earnings to fixed charges have been calculated from income statement data excluding amounts attributable to the generation business, which was disposed of during the year ended March 31, 1999 and has been treated as a discontinued operation. EBIT, EBITDA and ratio of earnings to fixed charges for the year ended March 31, 1999, calculated to include the results of the generation business, would be (pound)191 million, (pound)280 million and 1.5 respectively. For the year ended March 31, 1998, these items would be (pound)122 million, (pound)200 million and 1.1 respectively.

(1)      Notable operating expenses include:

         Fiscal Year 2000 - a charge of approximately (pound)7 million for costs associated with business streamlining.

         Nine Month Period Ended December 31, 1999 - a charge of (pound)2 million for costs in relation to Year 2000 modifications.

         Year ended March 31, 1999 - a charge of (pound)9 million for costs in relation to Year 2000 modifications, (pound)5 million for committed costs arising from delays in opening up the competitive market and (pound)5 million restructuring charges.

         Year ended March 31, 1998 -- provision of (pound)5 million for committed costs arising from delays in opening up the competitive market and (pound)10 million restructuring charges.

         Year ended March 31, 1997 -- (i) a provision of (pound)78 million for uneconomic gas and electricity contracts (the effect of which is removed from the Successor Company's unaudited pro forma consolidated statement of income for Fiscal Year 1997), which resulted in a charge of (pound)125 million to the supply business offset by an intrabusiness elimination of (pound)47 million and (ii) a charge of (pound)50 million for information system development costs to prepare for the opening of the competitive electricity market in 1998 for Franchise Supply Customers, of which (pound)37 million was charged to the supply business and (pound)13 million was charged to the distribution business.

(2)  Other income (loss) - notable items include:

         Year ended March 31, 1999 - a loss of (pound)12 million before taxes was charged following the reduction in fair value of Yorkshire Group's investment in Ionica by (pound)11 million and a subsequent loss on sale of the investment of (pound)1 million.

         Year ended March 31, 1998 -- an unrealized loss of (pound)41 million before taxes was charged following the reduction in fair value of Yorkshire Group's investment in Ionica.

     Year ended March 31, 1997 -- gain on sale of Yorkshire's investment in Torch Telecom of (pound)15 million.

(3) EBIT represents income before the sum of net interest expense and income taxes. EBITDA represents income before the sum of net interest expense, income taxes, depreciation and amortization. EBIT and EBITDA are provided for informational purposes only and such measures should not be construed as alternatives to operating income (as determined in accordance with US
     GAAP) as indicators of operating performance, or as alternatives to cash flows from operating activities (as determined in accordance with US GAAP) as measures of liquidity. EBIT and EBITDA are widely accepted financial indicators of a company's ability to incur and service debt. However, the measures of EBIT and EBITDA presented herein may not be comparable to similar measures presented by other companies.

(4) The ratio of earnings to fixed charges is computed as the sum of pre-tax income (before extraordinary item) plus fixed charges divided by fixed charges. Fixed charges consist of interest expense and amortization of debt expense.

(5) Solely for the convenience of the reader, pounds sterling amounts have been translated into US dollar amounts at the closing mid-point in London on December 31, 2000 of $1.4938= (pound)1. See "Note 1. Summary of Significant Accounting Policies" to the Consolidated Financial Statements of the Successor.

(6) Represents the windfall tax imposed by the UK government, which was not deductible for UK corporation tax purposes.

(7) Yorkshire's generation business was disposed of during the year ended March 31, 1999. The gain recognized on disposal resulted in an increase in net income in the year ended March 31, 1999 of (pound)24 million (net of related income taxes of (pound)31 million). A favorable adjustment to tax liabilities of (pound)8 million, in respect of the disposal, has been recognized in the Transition Period.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
        -----------------------------------------------------------------
        FINANCIAL CONDITION
        -------------------

      The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto of the Successor Company and "Selected Financial Data" included elsewhere in this document. The consolidated financial statements discussed herein are presented in accordance with US GAAP.

Introduction
------------

Background

      Yorkshire Group is indirectly equally owned by AEP and Xcel. Yorkshire Power Group Limited was incorporated as a limited company under the laws of England and Wales in July 1996. Effective April 1, 1997, Yorkshire Power Group Limited, through its wholly owned subsidiary Yorkshire Holdings, gained effective control of Yorkshire. Yorkshire Power Group Limited's primary asset is the stock of Yorkshire Holdings. Yorkshire Holdings, which beneficially owns all the outstanding stock of Yorkshire, has no significant operations outside of its investment in Yorkshire.

Significant Factors and Known Trends
------------------------------------

Competition and Industry Challenges

      The new Distribution Price Control Formula is to be effective for the five-year period beginning April 1, 2000. It included a 15% reduction in allowed revenue for Yorkshire compared to the previous price control and a further 8% transfer of costs to Yorkshire's electricity supply business. The X factor continues to be 3%. The overall reduction in distribution revenues as a result of the new price control for Yorkshire is 23%.

      The new supply price control commenced on April 1, 2000. This control, which is to remain in place for two years from its commencement, resulted in a real price reduction in Yorkshire's standard domestic tariff of 3.6%. This incorporated a 7.3% distribution price reduction as a result of the distribution price control review. The new supply price control also provides for a nominal price freeze for the Regulatory Accounting Period to 2002.

      Electricity priced within the allowed level will need to be secured and purchase price risk managed accordingly. See Part

I, Item 1, "Yorkshire's Businesses - Supply Business - Electricity Supply Risk Management". If future costs are significantly below the maximum allowed by the new price control, Ofgem may take steps to ensure that tariffs are reduced.

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

      The Utilities Act will have a significant impact on both gas and electricity licenses. The Act introduces a prohibition on the activity of distributing electricity without a license or exemption. The supply and distribution of electricity will become separate licensable activities with a bar on the same legal entity holding both an electricity supply and electricity distribution license. In addition, the PES and second tier supply licenses will be brought together into a single supply license. Standard license conditions, which are presently a feature of gas licenses, will be introduced into electricity licenses. To comply, Yorkshire will need to put in place a new group structure. This new structure may require changes to Yorkshire's existing financing arrangements.

      In addition to conditions presently contained in the existing PES Licenses, the new electricity supply license will remove conditions relating to PES tariff supply. These will be replaced by contractual supply and supplier of last resort conditions. The major initial impact of the new supplier of last resort license conditions will be the requirement that all licensed suppliers have security in place with regard to electricity supply to domestic customers. This security will be used to cover the costs of the supplier who is asked to take on a supplier's customers should that supplier go into receivership, and the receiver does not sell the business. The amount of the security required has not yet been set by Ofgem but it is anticipated that the license conditions will impose a cap on the maximum amount that can be set by Ofgem.

      On October 25, 2000, Ofgem published a final proposals document on the standard license conditions, together with revised drafts of the standard conditions for each type of license. The DTI has indicated that the final versions of the standard license conditions will be available early in 2001.

Separation of Distribution and Electricity Supply
-------------------------------------------------

      Since April 1, 2000, Yorkshire's electricity supply and distribution businesses have, in accordance with the PES License modifications which became effective on that date, been treated as separate businesses. There are a number of exceptions to this, such as the continued sharing of some services, which were included in the direction issued by Ofgem on the basis of the business separation compliance plan submitted by Yorkshire. The compliance plan includes all the action Yorkshire will need to undertake in order to implement business separation, including the appointment of a compliance officer (as required by the new condition 12A of the PES License), a review of governance and management issues and the separate branding of the electricity supply and distribution businesses. Internal service level agreements for remaining common services, including IT systems, have been established in line with the plan from January 1, 2001. Yorkshire commenced the required review of branding in November 2000 following the decision of the US Parents not to pursue a merger of Yorkshire and SEEBOARD.

      On April 1, 2000, as part of its requirements for business separation, Ofgem introduced a modification to Condition 12 of the PES License: "Restriction on Use of Certain Information and Independence of the Distribution Business". Under this condition any information relating to or deriving from the management or operation of the distribution business shall be treated as confidential. The condition requires that confidential information is protected by the full operational separation of electricity supply and distribution businesses.

      Also on April 1, 2000, Ofgem introduced a new PES License condition 12B; "Restriction on Use of Certain Information relating to the Supply Business". The new condition 12B provides additional protection to electricity suppliers who take meter reading and data services from REC electricity supply businesses. Ofgem views the need for the condition 12B as a temporary measure and has confirmed that this obligation will fall away as separate licenses for electricity supply and distribution are introduced in 2001.

      The costs of business separation were addressed by Ofgem in its review of the distribution and supply price controls. These controls became effective on April 1, 2000, and included an allowance for separation costs of (pound)7.5 million for each REC's distribution business over the following 5 years ending March 31, 2005, and an allowance of (pound)200,000 per year for Yorkshire's electricity supply business for the following 2 years. Commercial pressures in the competitive electricity supply market may limit the ability to actually recover the allowed supply amount. Yorkshire intends to manage the costs of business separation within the Ofgem allowance.

      The costs of legal separation have not been included in the Ofgem allowances.

Factors Affecting Revenues

      Two principal factors determine the amount of revenues produced by the distribution business: the unit price of electricity distributed (which is controlled by the Distribution Price Control Formula) and the number of electricity units distributed (which depends upon customer demands as influenced in part by economic activity and weather conditions).

      Two principal factors determine the amount of revenues produced by the electricity supply business: the price of the electricity supplied (which, in the case of domestic customers within the Yorkshire Authorized Area, is controlled by the supply price regulation in force) and the number of electricity units supplied. The price (except as described in the preceding sentence) and the number of units supplied, which is largely determined by the number of customers supplied, are subject to competition.

      The revenues produced by the gas supply business are similarly determined by the price and the volume of gas supplied, which in turn are determined by the number and characteristics of customers acquired and lost.

UK Tax Law Changes

      On July 31, 1998 a reduction in the rate of corporation tax on income, from 31% to 30%, was enacted by the UK government. This resulted in a one-time reduction in deferred tax liabilities and a corresponding reduction in income tax expense of approximately (pound)6 million, recognized in the year ended March 31, 1999.

Business Restructuring
----------------------

      As part of pre-existing plans to reduce debt, Yorkshire's generation business was disposed of prior to March 31, 1999.

      In November 1998, Yorkshire completed the sale of its 75% interest in RPG to IVO. IVO is a subsidiary of Imatran Voima Oy, part of Finland's energy group Forum. At this time RPG owned Brigg Power Station, a 272-megawatt combined cycle, gas fired plant located in North Lincolnshire, England. The net book value of the assets sold was (pound)14 million. The cash consideration received from IVO, including payment for the intercompany balance and net of cash retained by RPG, was (pound)38 million. In addition, certain contracts between Yorkshire and RPG were renegotiated enabling Yorkshire to reduce its balance sheet provision for uneconomic gas and electricity contracts. The sale resulted in an increase in net income in the year ended March 31, 1999 of (pound)18 million.

      A favorable adjustment to tax liabilities of (pound)8 million in respect of the disposal, was recognized in the Transition Period.

      On December 31, 1998 Yorkshire entered into an unconditional agreement to sell its subsidiary, YCL, to PowerGen CHP Limited, a subsidiary of PowerGen. At this time YCL owned three combined heat and power plants and seven peaking facilities with a total declared capacity of 70 MW which were operational, a 50 MW combined cycle gas plant under test operation, a 56 MW combined heat and power plant under construction and a 56 MW combined heat and power plant under development. Yorkshire will purchase portions of the output of these facilities for up to 20 years. The net book value of the assets sold was (pound)3 million. The consideration for the sale, including the payment for the intercompany balance of (pound)69 million, was (pound)95 million. The total gain on the sale was (pound)15 million, of which (pound)8 million after tax was included in net income in the year ended March 31, 1999. The remaining (pound)7 million was deferred and is being amortized over the life of contracts existing between Yorkshire and YCL.

      The remaining generating assets of Yorkshire, windpower plants held within a joint venture company, Yorkshire Windpower Limited, were sold in February 1999 for a loss of (pound)2 million.

      Substantially all of the cash received from these sales, approximately (pound)136 million, net of fees and cash retained by RPG, was used to reduce the debt of Yorkshire Group.

      These transactions completed the disposal of Yorkshire's generation business.

Business Streamlining
---------------------

      Yorkshire has substantially completed a program of streamlining its distribution and Supply workforces. Such streamlining is part of its overall program of reducing controllable costs in response both to Ofgem's final distribution and electricity supply price control reviews which became effective on April 1, 2000, and to increasing competition in the Supply business. During 2000, Yorkshire's distribution business reduced its workforce by 185 positions and its Supply business (including metering) by 112 positions. A provision of approximately (pound)7 million was recorded in January 2000 to reflect the cost of the reductions in 2000. (pound)1.4 million of this provision was reversed in the final quarter of Fiscal Year 2000.

      During Fiscal Year 2000 a further 48 redundancies were identified and announced for the distribution business for Fiscal Year 2001. A new provision of (pound)1.4 million was created in Fiscal Year 2000 in respect of this redundancy plan.

Investment in Ionica

      Yorkshire Group's investment in Ionica was recorded under the equity method of accounting. The book value of the investment was written down by charging losses of (pound)11 million before taxes in the year ended March 31, 1999 and was sold in the same year at a loss of (pound)1 million.

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

Inflation

      Inflation neither has had a significant impact on Yorkshire in the last three years, nor is it expected to do so in the foreseeable future.

Market Risks
------------

Commodity Price Risk

      Yorkshire has certain market risks inherent in its business activities. The purchase and sale of electricity and gas exposes Yorkshire to market risk. Market risk represents the risk of loss that may impact Yorkshire due to adverse changes in market prices and rates.

      Yorkshire's current electricity supply risk management efforts are intended to appropriately hedge the risks associated with the purchase and sale of electricity resulting from Pool price volatility. In the existing wholesale electricity market, virtually all electricity generated in England and Wales is sold by generators and bought by suppliers through the Pool. The most common contracts for electricity supply to business customers are for twelve-month terms and contain fixed rates. Similarly, domestic and small business tariffs contain fixed rates. Yorkshire is exposed to purchase price risk (the risk associated with fluctuations in the cost of purchased electricity relative to the price received from the electricity supply customer) to the extent that it has not hedged such risk. Yorkshire substantially hedges purchase price risk by employing a variety of risk management tools, including management of its electricity supply contract portfolio, hedging contracts and other means which mitigate the risk of Pool price volatility. Yorkshire employs risk management methods to maximize its return consistent with an acceptable level of risk.

      Under its current PES License, Yorkshire has a price cap on the prices it may charge its domestic customers in the Authorized Area. Because the maximum price is fixed for these customers, Yorkshire is at risk from upward movements in purchase costs. This risk is mitigated by hedging purchase contracts, mainly through CFDs and EFAs.

      CFDs and EFA's are contracts predominantly between generators and suppliers, which fix the major elements of the price of electricity for a contracted quantity of electricity over a specific time period. Differences between the actual price set by the Pool and the agreed prices give rise to difference payments between the parties to the particular CFD or EFA.

      The current system of wholesale purchasing through the Pool is to be replaced by NETA, which is targeted to be in place on March 27, 2001. NETA will require participants to submit half hourly forecasts of electricity supply and demand and endeavor to balance contract positions and metered volumes. There will be incentives, in the form of imbalance payments, for generators and suppliers to balance their supply/demand position. Yorkshire is redefining current business operations in order to effectively manage its position in the new market by seeking to predict its customers' demand for electricity on a short-term basis as accurately as possible and to maximize the trading opportunities, while effectively managing the risks of imbalances. See Part I,
Item 1. "The Electric Utility Industry in Great Britain - Regulation under the Electricity Act - Regulatory Developments - New Electricity Trading Arrangements".

      Gas is sourced from Yorkshire's interest in the Armada Field, a purchase agreement with a major gas supplier designed to meet the majority of the requirements of Yorkshire's residential gas market, Swing Contracts and purchases on the spot market which are designed to give Yorkshire a balanced gas purchase portfolio. Yorkshire utilizes risk management methods, in relation to gas purchasing and supply, including storage and an interruptible customer portfolio, which are designed to maximize its return consistent with an acceptable level of risk. A system to evaluate and enable effective management of risk in gas trading is used by Yorkshire. The system enables greater control of all transactions including daily evaluation of key parameters such as value at risk and profit and loss positions for each business unit of Yorkshire.

      Yorkshire Group measures its open exposure to commodity price variability within the electricity and gas businesses. A Value at Risk ("VaR") methodology is used to quantify the amount by which a portfolio can vary in value over a specified time period within a 95% confidence level based on historical volatility and correlation of price movements of the positions in the portfolio.

      During Fiscal Year 2000 the VaR methodology was further developed and refined in response to changes in the energy trading environment.

      Throughout Fiscal Year 2000 the quarterly VaR for electricity and gas did not exceed the VaR limits as defined and in force at that time. The highest, lowest and average quarterly VaR for electricity and gas were less than or equal to (pound)3 million and (pound)2 million respectively.

      The specified time period for gas VaR calculations is 3 years.

      A time period of 2 years is used for electricity VaR.

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

Foreign Currency Exchange Rate Risk

      Yorkshire Group is partly capitalized by US Dollar-denominated debt. Changes in the US Dollar/Pound Sterling exchange rate will affect the Pound Sterling value of cash flows under the US Dollar-denominated debt and the Pound Sterling fair value of the US Dollar-denominated debt. Yorkshire Group uses cross-currency swaps to manage the cash flow and translation risks arising from its exposures to foreign currency exchange rate movements associated with US Dollar-denominated debt.

      In June 1998, Yorkshire Group issued $275 million aggregate principal amount of 8.08% Trust Securities which mature in 2038. In the absence of appropriate cover for this maturity, cross-currency swaps maturing in June 2008 are used to manage the foreign currency exchange rate risk arising from the Trust Securities borrowings. The US Dollar interest cash flows received under the cross-currency swaps match the US Dollar quarterly coupon payments under the Trust Securities until 2008. The original nominal value of the cross-currency swaps was $265 million. Yorkshire Group repurchased Trust Securities with a nominal value of approximately $6 million in Fiscal Year 2000 and $3 million in the Transition Period. In order to preserve the hedge of US Dollar interest cash flows one of the cross-currency swaps was partially cancelled. The aggregate nominal value of the cross-currency swaps at December 31, 2000 was $256 million.

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

      At December 31, 2000, fixed interest rates were payable on 81% of debt and interest rate caps covered a further 3% of debt; the average debt maturity was 13 years.

      The following tables present by Calendar Year of maturity date, as of December 31, 2000 and December 31, 1999, the total principal cash repayments and related weighted average interest rates of Yorkshire Group's debt and the total principal amounts and weighted average interest rates of Yorkshire Group's cross currency swaps and interest rate cap.


      At December 31, 2000

      All amounts,                           Maturity date
      Millions                        2001       2002       2003      2004      2005          There                       Fair
                                                                                              after        Total          value
      Debt
      ----
      Fixed interest rate
        Pound sterling-
        denominated debt
          Amount                    (pound)4   (pound)4       -         -     (pound)150     (pound)400   (pound)558   (pound)643
          Average interest
            rate                        7.4%       7.5%       -         -           8.6%           8.3%         8.3%

      Variable interest rate
        Pound sterling-
        denominated debt
          Amount                    (pound)106        -       -         -     (pound)155              -   (pound)261   (pound)261
          Average interest
            rate                          6.1%        -       -         -           7.1%              -         6.7%

      Fixed interest rate
        US dollar-denominated
        debt
         Amount                              -        -    $350         -              -           $565         $915         $841
         Average interest rate               -        -    6.2%         -              -           7.2%         6.8%

      Cross currency swaps                                                                                                   ($15)
      --------------------
      Receive fixed interest
        rate US dollars
         Amount                              -        -    $350         -              -           $556         $906
         Average interest rate               -        -    6.2%         -              -           7.4%         6.9%
      Vs.
      Pay fixed interest
        rate Pounds sterling
         Amount                              -        -    (pound)215   -              -     (pound)341   (pound)556
         Average interest rate               -        -    8.1%         -              -           8.8%         8.5%

      Interest rate cap
      -----------------
          Nominal amount             (pound)40        -       -         -              -              -    (pound)40      (pound)-
          Interest rate                   7.5%        -       -         -              -              -         7.5%



      At December 31, 1999


      All amounts,                           Maturity date (Fiscal Year)
      Millions                    2000          2001           2002     2003       2004        There                        Fair
                                                                                               after         Total         value
      Debt
      ----
      Fixed interest rate
        Pound sterling-
        denominated debt
          Amount                 (pound)9      (pound)4       (pound)4     -         -       (pound)550     (pound)567    (pound)649
          Average interest
            rate                     6.9%          7.5%           7.5%     -         -             8.3%           8.3%

      Variable interest rate
        Pound sterling-
        denominated debt
          Amount                 (pound)295           -              -     -         -                -     (pound)295   (pound)295
          Average interest
            rate                       6.0%           -              -     -         -                -           6.0%

      Fixed interest rate
        US dollar-denominated
        debt
         Amount                           -           -              -    $350       -             $572           $922         $806
         Average interest rate            -           -              -    6.2%       -             7.2%           6.8%

      Cross currency swaps                                                                                                     ($84)
      --------------------
      Receive fixed interest
        rate US dollars
         Amount                           -           -              -   $350        -             $562           $912
         Average interest rate            -           -              -   6.2%        -             7.4%           6.9%
      Vs.
      Pay fixed interest
        rate Pounds sterling
         Amount                           -           -              -  (pound)215   -       (pound)345     (pound)560
         Average interest rate            -           -              -        8.1%   -             8.8%           8.5%

      Interest rate cap
      -----------------
          Nominal amount                  -   (pound)40              -      -        -                -      (pound)40     (pound)-
          Interest rate                   -        7.5%              -      -        -                -           7.5%


- The average interest rates shown are weighted average interest rates.

- The average interest rate of debt is based on the coupon or interest rates of the debt that is maturing in the period reported.

- The variable interest rate Pound Sterling-denominated debt at December 31, 2000 comprises: (pound)85 million of borrowings under Yorkshire Group's revolving credit facility, (pound)155 million Reset Senior Notes on which the interest rate is reset semi annually with the next reset being made on February 15, 2001, (pound)11 million drawn under uncommitted credit facilities,

(pound)3 million overdraft and (pound)7 million of loan notes on which the interest rate is reset semi-annually, with the next reset being made on March 31, 2001, and which may be redeemed on March 31, 2001 or March 31, 2002.

- The weighted average term of the variable interest rate Pound
Sterling-denominated debt at December 31, 1999, was 2.5 years.

European Monetary Union
-----------------------

      On January 1, 1999, 11 European Union countries formed an economic and monetary union and introduced a single currency, the Euro. Although the UK did not join at this time, the UK Government has indicated that it may join in the future. Management is currently assessing the effort required to prepare Yorkshire Group for the potential introduction of the Euro in the UK.

Review of Policy on Depreciation of Operational Assets
------------------------------------------------------

      Yorkshire has revised the useful economic lives of its distribution network assets in order to provide a more accurate estimated life for each asset type. Such assets are now depreciated over a period of between 10 and 80 years. In Fiscal Year 2000 the effect of this change was to increase net income by (pound)4 million.

      Yorkshire Group has implemented a change in the depreciation method for its distribution network assets. Previously, distribution network assets were depreciated at a rate of 3% per annum for 20 years and 2% per annum for the remaining 20 years. A straight line depreciation method has now been implemented for such assets as this is believed to better match the cost of the assets with the anticipated usage pattern. The effect of this change in Fiscal Year 2000 was to increase net income by (pound)3 million. The cumulative effect of this change in accounting principle on prior accounting periods to December 31, 1999 is an increase in income of approximately (pound)8 million, after a reduction for income taxes of (pound)4 million recorded in Fiscal Year 2000.

RESULTS OF OPERATIONS
---------------------

Fiscal Year 2000 Compared with the Twelve Month Period Ended December 31, 1999
------------------------------------------------------------------------------


                                           Year ended      Increase / (Decrease)
                                          December 31,
                                         2000     1999
                                                unaudited
                                        (pound)  (pound)      (pound)       %
                                                      (millions)

Operating revenues                       1,512    1,431          81          6

Gross margin                               464      440          24          5

Maintenance                                 52       59          (7)       (12)
Depreciation and amortization               76       81          (5)        (6)
Selling, general and
administrative expenses                    151      124          27         22
Income from operations                     185      176           9          5
Other income                                 1        2          (1)       (50)
Net interest expense                      (113)    (114)         (1)        (1)
Income from continuing operations
before income taxes                         73       64           9         14
Provision for income taxes                  26       21           5         24
Cumulative effect on prior years
(to December 1999) of changing to
a different depreciation method              8        -           8        N/a
Gain on disposal of discontinued
operations                                   -        8          (8)      (100)
Net income                                  55       51           4          8

      Net income has increased by (pound)4 million (8%) from (pound)51 million in the year ended December 31, 1999 to (pound)55 million in Fiscal Year 2000. This is primarily due to an increase in gross margin attributable to the gas and electricity supply businesses and the cumulative effect on prior years of a revised depreciation method offset by a gain on disposal of discontinued operations in the year ended December 31, 1999.

      Income (loss) from operations by segments for Fiscal Year 2000 was (pound)136 million, (pound)82 million and (pound)(10) million for the distribution, supply and other segments, respectively, in addition to non-allocated costs of (pound)23 million. Income (loss) in the year ended December 31, 1999 was (pound)151 million, (pound)53 million and (pound)(5) million, respectively, in addition to non-allocated costs of (pound)23 million.

Revenues

      Operating revenues increased by (pound)81 million (6%) from (pound)1,431 million in the year ended December 31, 1999 to (pound)1,512 million in Fiscal Year 2000. This increase is analyzed as follows:

                                           Operating Revenues
                                         from External Customers
                                           Increase (Decrease)
                                           from the Year Ended
                                            December 31, 1999
                                            to the Year Ended
                                            December 31, 2000
                                            (pound) millions

     Distribution                                    28
     Supply                                          63
     Other                                          (10)
                                                 ------
     Total operating revenues                        81
                                                 ======

      Overall revenues (including inter-business sales) for the distribution business have declined to (pound)287 million for Fiscal Year 2000 from (pound)323 million for the year ended December 31, 1999, reflecting the impact of the Distribution Price Control Review. However a greater proportion of revenues from the distribution business are now received from external customers due to the continuing effects of competition in the domestic electricity supply market.

      Residential and small ((less than) 100kW) commercial customers, comprised 48% of total electricity sales volume for Fiscal Year 2000 and 48% for the twelve month period ended December 31, 1999. The volume of unit sales of electricity for such customers is influenced largely by the success of the Supply business in contracting to supply electricity to customers who are located both inside and outside the Authorized Area, weather conditions and prevailing economic conditions. Unit sales to (greater than) 100kW Supply Customers, who are typically large commercial and industrial businesses, constituted 52% of total sales volume for Fiscal year 2000 and 52% for the twelve month period ended December 31, 1999. Sales to these customers are determined primarily by the success of the Supply business in contracting to supply electricity to customers who are located both inside and outside the Authorized Area, weather conditions and prevailing economic conditions.

      During Fiscal Year 2000, total revenues (including inter-business sales) produced by the Supply business increased by

(pound)45 million (3%) to (pound)1,428 million from (pound)1,383 million for the year ended December 31, 1999. Revenues increased primarily due to the increase in volumes supplied in the residential and non-residential gas supply markets and an increase in volumes in the commercial electricity supply market.

Gross Margin

      Gross margin increased by (pound)24 million (5%) from (pound)440 million in the year ended December 31, 1999 to (pound)464 million in Fiscal Year 2000 due to factors described below.

      Despite competitive pressures, gross margin for the electricity supply business has increased, primarily due to lower electricity pool costs and favorable CFD settlements. In addition other costs have decreased, notably those associated with the use of the distribution network, as a result of the distribution price control review from April 1, 2000.

      However it is anticipated that competitive pressures will strengthen in Fiscal Year 2001 resulting in a potential reduction in gross margin and/or a potential reduction in the number of customers retained and acquired. In addition the method of trading electricity will change following the implementation of NETA, which is now anticipated to be in place on March 27, 2001. It is anticipated that NETA will make the market for the sale of electricity by generators more competitive.

      Increased residential volumes have led to an improvement in gross margin for the gas supply business.

Operating Costs

      The increase in selling, general and administrative costs is due to increased costs associated with the competitive market and increased rationalization costs. Some of this increase has been offset by a reduction in costs related to Year 2000 modifications.

      The reduction in depreciation is due to the revision of useful economic lives of distribution network assets and the change in depreciation method for distribution network assets.

      The reduction in maintenance costs is the result of a reduction in controllable costs in response to the Distribution Price Control review.

Net Interest Expense

      The Net interest expense has remained static in Fiscal Year 2000 as there has been little overall movement in the debt position of Yorkshire during this period.

Income Taxes

      Yorkshire Group recognized a favorable tax settlement of (pound)3 million in respect of prior years' tax liabilities in Fiscal Year 2000. Yorkshire Group recognized a favorable tax settlement of (pound)12 million in respect of prior years' tax liabilities in the year ended December 31, 1999. The effective tax rate in Fiscal year 2000 and the year ended December 31, 1999 has been increased by the amortization of goodwill which is not deductible for UK income tax purposes.

Transition Period Compared with the Nine Month Period Ended December 31, 1998
-----------------------------------------------------------------------------


                                        9 Months ended    Increase / (Decrease)
                                         December 31,
                                          1999    1998
                                                unaudited

                                        (pound)   (pound)     (pound)        %
                                                      (millions)

Operating revenues                       1,037      972          65          7

Gross margin                               320      340         (20)        (6)

Maintenance                                 44       45          (1)        (2)
Depreciation and amortization               61       56           5          9
Selling, general and
administrative expenses                     88       93          (5)        (5)
Income from operations                     127      146         (19)       (13)
Loss on investment in
Ionica                                       -      (11)        (11)      (100)
Other income                                 6        4           2         50
Interest expense                           (87)     (99)        (12)       (12)
Interest income                              1        5          (4)       (80)
Income from continuing operations
before income taxes                         47       45           2          4
Provision (benefit) for income taxes        14       (4)         18        450
Income from continuing operations           33       49         (16)       (33)


Earnings

      Income from continuing operations decreased by (pound)16 million (33%) from (pound)49 million in the nine month period ended December 31, 1998 to (pound)33 million in the Transition Period. This decrease was due primarily to reductions in electricity and gas supply margins and a favorable tax adjustment in the nine month period ended December 31, 1998. This was partially offset by a reduction in interest expense, a decrease in selling, general and administrative expenses and the recording of losses on the investment in Ionica in the nine month period ended December 31, 1998.

      Income (loss) from operations by segments for the Transition Period was (pound)111 million, (pound)39 million and (pound)(5) million for the distribution, supply and other segments, respectively, in addition to non-allocated costs of (pound)18 million. Income (loss) from those segments in the nine month period ended December 31, 1998 was (pound)113 million, (pound)55 million and (pound)(3) million respectively, in addition to non-allocated costs of (pound)19 million.

Revenues

      Operating revenues increased by (pound)65 million (7%), from (pound)972 million in the nine month period ended December 31, 1998 to (pound)1,037 million in the Transition Period. This increase is analyzed as follows:

                                             Operating Revenues
                                           from External Customers
                                             Increase (Decrease)
                                           from the Nine Months Ended
                                              December 31, 1998
                                           to the Transition Period
                                                 (pound) millions

     Distribution                                    19
     Supply                                          49
     Other                                           (3)
                                                 ------
     Total operating revenues                        65
                                                 ======


      Overall revenues (including inter-business sales) for the distribution business have remained stable at (pound)238 million for the Transition Period, compared with (pound)237 million for the nine month period ended December 31, 1998. However, a greater proportion of revenues from the distribution business are now received from external customers due to the opening up of competition in the domestic electricity supply market.

      Residential and small ((less than) 100kW) commercial customers, comprised 48% of total electricity sales volume for the Transition Period and 50% for Fiscal Year 1999. The volume of unit sales of electricity for such customers is influenced largely by the number of customers in the Authorized Area, weather conditions and prevailing economic conditions. (Since Yorkshire's exclusive right to supply Franchise Supply Customers ended during Fiscal Year 1999, the number of residential and small commercial electricity supply customers is subject to competition.) Unit sales to (greater than) 100kW Supply Customers, who are typically large commercial and industrial businesses, constituted 52% of total sales volume for the Transition Period and 50% for Fiscal Year 1999. Sales to these customers are determined primarily by the success of the Supply business in contracting to supply electricity to customers who are located both inside and outside the Authorized Area. The increase in the proportion of total electricity sales volume attributable to (greater than) 100kW Supply customers has arisen as a result of increased volumes supplied to this market.

      During the Transition Period, total revenues (including inter-business sales) produced by the Supply business increased by (pound)37 million (4%) to (pound)997 million from (pound)960 million for the nine month period ended December 31, 1998. Revenues increased primarily due to the increase in volumes supplied in the residential and non-residential gas supply markets and an increase in volumes in the commercial electricity supply market.

Gross Margin

      Gross margin decreased by (pound)20 million (6%) from (pound)340 million in the nine month period ended December 31, 1998 to (pound)320 million in the Transition Period due to the factors described below.

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

Income taxes

      The nine month period ended December 31, 1998 was favorably affected by a (pound)12 million settlement of prior years' tax liabilities and a (pound)6 million impact of the reduction in the rate of the UK corporation tax on income from 31% to 30%. Yorkshire Group has recognized a favorable tax settlement of (pound)12 million in respect of prior years' tax liabilities in the Transition Period. The effective tax rate in both periods has been increased by the amortization of goodwill, which is not deductible for UK income tax purposes.

Liquidity and Capital Resources
-------------------------------

      Yorkshire Power Group Limited's primary asset is the entire share capital of Yorkshire Holdings, which, in turn, owns the entire share capital of Yorkshire as its primary asset. Yorkshire Power Group Limited is therefore dependent upon dividends from Yorkshire for its cash flow.

Financing

      During the twelve month periods ended March 31, 1999 and 1998, Yorkshire Group refinanced the 1997 Credit Facility, which matured on July 30, 1998. The 1997 Credit Facility was refinanced through a series of transactions including the February 1998 issuance of (pound)197 million guaranteed Eurobonds, the February 1998 issuance of (pound)400 million of Senior Notes, the June 1998 issuance of (pound)162 million Trust Securities and the entering into of a (pound)550 million syndicated credit facility in July 1998.

      The syndicated credit facility consisted of four tranches: Tranche A, a (pound)150 million 364 day revolving credit with a one-year extension option (reduced to (pound)100 million in the year ended March 31, 1999 and subsequently cancelled on April 21, 1999); Tranche B, a (pound)130 million 5 year term loan cancelled on December 15, 1999; Tranche C, a (pound)50 million 5 year revolving credit facility and Tranche D, a (pound)220 million 5 year revolving credit facility. Tranches A and B were drawn down to repay the 1997 Credit Facility. During the Transition Period the (pound)130 million loan under Tranche B was replaced in December 1999 by two (pound)65 million 364 day bridging loans, (the "Bridge Facility"). The Bridge Facility was repaid in February 2000 using the receipt of proceeds from the issue of Reset Senior Notes by Yorkshire Finance 2 ("YPF2") (as described below). At December 31, 2000 amounts outstanding under the above syndicated credit facility were as follows: Tranche D - (pound)85 million.

      Yorkshire Power Pass-Through Asset Trust 2000-1 (the "PATS Trust") is a New York common law trust, the sole assets of which consist of (i) a 100% beneficial interest in (pound)155 million principal amount of Reset Senior Notes, issued in February 2000 and due February 15, 2020, (the "Senior Notes") issued by YPF2, a subsidiary of Yorkshire Power Group (YPG) and (ii) the rights of the PATS Trust under a currency swap with UBS AG, London Branch (the "Currency Swap") and an option granted to UBS AG, London Branch (the "Call Option").

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

      The issue raised net proceeds of (pound)165 million, after deducting an allowance for issue costs, which was used as working capital and for the repayment of debt, including repayment of the Bridge Facility.

Available Sources of Credit

      At December 31, 2000, in addition to cash flow from Yorkshire's operations available for distribution indirectly to Yorkshire Group, Yorkshire Group had (pound)185 million available under the syndicated credit facility, as its primary source of liquidity.

      Yorkshire Group will also be required to fund its ongoing capital expenditures, fund its debt service and cover its seasonal working capital needs. Yorkshire Group expects to fund these ongoing cash requirements through a combination of available cash flow from Yorkshire's operations and amounts available under the syndicated credit facility.

Use and Source of Funds

      The principal sources of funds of Yorkshire Group during Fiscal Year 2000 were (pound)140 million from operations, which reflects interest paid of (pound)113 million and tax paid of (pound)14 million and (pound)270 million available under the syndicated credit facility. During this period, Yorkshire Group utilized (pound)104 million for capital expenditures. Proceeds from asset sales totaled (pound)1 million.

      The principal sources of funds of Yorkshire Group during the Transition Period were (pound)70 million from operations, which reflects interest paid of (pound)74 million and tax paid of (pound)1 million and (pound)500 million available under the syndicated credit facility (reduced to (pound)270 million during the period). During this period, Yorkshire Group utilized (pound)100 million for capital expenditures. Proceeds from asset sales totaled (pound)1 million.

      The principal source of funds of Yorkshire Group during the year ended March 31, 1999 were (pound)31 million from operations, which reflects interest paid of (pound)104 million and tax paid of (pound)67 million, in respect of the second installment of the windfall tax; (pound)162 million from the issue of Trust Securities; (pound)550 million available under the syndicated credit facility (reduced to (pound)500 million during the year) and (pound)136 million from the sale of the generation business. During this period Yorkshire Group utilized (pound)149 million for capital expenditures. Proceeds from asset sales (excluding the sale of generation business) totaled (pound)11 million.

Capital Expenditures

      Yorkshire Group's capital expenditures are primarily related to the distribution business and include expenditures for load-related, non-load-related and non-operational capital assets. Load-related capital expenditures are largely required by new business growth. Customer contributions are normally received where capital expenditures are made to extend or upgrade service to customers (except to the extent that such capital expenditures are made to enhance Yorkshire's distribution network generally). Non-load-related capital expenditures include asset replacement, which is expected to continue until at least the next decade. Other non-load-related expenditures include system upgrade work that provides for load growth and has the additional benefit of improving network security and reliability. Non-operational capital expenditures are for assets such as fixtures and equipment. For Fiscal Year 2000 and the Transition Period capital expenditures, net of customer contributions, were (pound)104 million and (pound)100 million, respectively. As part of the distribution price control review process, the five year period to March 31, 2005 was considered. For this period, Yorkshire's distribution allowed revenues were based on Ofgem's capital projections for load and non-load related expenditure totaling (pound)454 million (in year ended March 31, 1998 prices).

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

Risk Management

      Demand for electricity in the UK is seasonal, with demand being higher in the winter months and lower in the summer months. Yorkshire bills its smaller electricity supply customers on a staggered quarterly basis while it is generally required to pay related expenses (principally the cost of purchased electricity) on 28-day terms. However, approximately 55% of the smaller ((less than) 100kW) electricity supply customers settle their accounts using regular payment plans based on prepayment or spreading of the cost of their annual bill evenly throughout the year. A majority of Yorkshire's supply revenues are based on a fixed price per unit. The cost of supply to Yorkshire from the Pool, if not covered by hedging mechanisms, varies throughout the year, generally being higher in winter months and lower in summer months. Yorkshire balances the effect of these influences on its working capital needs with drawings under its available credit facilities.

      Yorkshire is exposed to risk arising from differences between the fixed price at which it sells electricity and the fluctuating prices at which it purchases electricity unless it can effectively hedge such exposure. To mitigate its exposure, Yorkshire utilizes CFDs and EFAs with major UK power generators to fix the price of electricity. Yorkshire had entered into CFDs and EFAs and power purchase contracts for 18,612 GWh of electricity at December 31, 2000 and 14,520 GWh at December 31, 1999. Yorkshire's electricity sales volumes were 22,215 GWh, 16,628 GWh and 21,676 GWh for Fiscal Year 2000, the Transition Period and the Year ended March 31, 1999 respectively.

New Accounting Standards
------------------------

      Yorkshire adopted Statement of Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. Upon adoption of SFAS 133, the cumulative effect adjustments to earnings to recognize the fair value of all derivatives that are designated as fair value hedges, to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities are not material. Yorkshire recorded a cumulative effect type adjustment of (pound)61 million net of tax, a charge in accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges.

      Yorkshire expects to reclassify (pound)21 million to earnings during the next twelve months from the transition adjustment that was recorded in accumulated other comprehensive income.

      There are outstanding issues under consideration by the Financial Accounting Standards Board's Derivative Implementation Group that may affect the accounting treatment of certain energy contracts which could result in certain energy contracts being marked to market that are not presently being marked to market. As a result it is not possible to fully determine the effect of implementation that SFAS 133 will have on Yorkshire's energy contracts.

      Staff Accounting Bulletin 101 "Revenue Recognition" provides guidance on the timing and methods of recognizing revenues. The adoption of this Staff Accounting Bulletin did not have a material effect on the financial statements of Yorkshire since Yorkshire already follows the principles outlined in this Staff Accounting Bulletin.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

       Reference is made to the "Market Risks" section in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


Yorkshire Power Group Limited and Subsidiaries (Successor Company).


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                                                               Page

Yorkshire Power Group Limited and Subsidiaries
----------------------------------------------

         Independent Auditors' Report                           94
         Consolidated Statements of Income                      95
         Consolidated Balance Sheets                            97
         Consolidated Statements of Changes in
           Shareholders' Equity                                 99
         Consolidated Statements of Cash Flows                 100
         Notes to the Consolidated Financial Statements        102

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
           INDEPENDENT AUDITORS' REPORT TO THE SHAREHOLDERS AND BOARD
                 OF DIRECTORS OF YORKSHIRE POWER GROUP LIMITED


      We have audited the accompanying consolidated balance sheets of Yorkshire Power Group Limited and its subsidiaries (the "Company") as of December 31, 2000 and December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 2000, nine months ended December 31, 1999 and for the year ended March 31, 1999 (all expressed in pounds sterling). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Yorkshire Power Group Limited and its subsidiaries as of December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 2000, nine months ended December 31, 1999 and for the year ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of computing depreciation for its distribution network assets.

      Our audit also comprehended the translation of the pounds sterling amounts into US dollar amounts and, in our opinion, such translation has been made in conformity with the basis stated in Note 1. Such US dollar amounts are presented solely for the convenience of readers in the United States of America.

Deloitte & Touche
Leeds, Yorkshire
March 22, 2001

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In Millions)


                                                                   Nine Month     Year
                                                      Year Ended   Period Ended   Ended
                                                      December 31, December 31,  March 31,
                                                          2000           1999   1999
                                                      (pound)   $     (pound)  (pound)
                                                              (See Note 1)

      OPERATING REVENUES                             1,512     2,259    1,037   1,366

      COST OF SALES                                  1,048     1,566      717     906
                                                     -----     -----    -----   -----

      GROSS MARGIN                                     464       693      320     460
                                                     -----     -----    -----   -----

      OPERATING EXPENSES
        Maintenance                                     52        78       44      69
        Depreciation and amortization                   76       114       61      76
        Selling, general and administrative            151       225       88     120
                                                     -----     -----    -----   -----

      INCOME FROM OPERATIONS                           185       276      127     195
                                                     -----     -----    -----   -----

      OTHER INCOME EXPENSE
        Loss on investment in Ionica                     -         -        -     (12)
        Other income, net                                1         1        6       1
                                                     -----     -----    -----   -----
          Total other income (expense), net              1         1        6     (11)
                                                     -----     -----    -----   -----

      NET INTEREST EXPENSE
        Interest expense                              (116)     (173)     (87)   (126)
        Interest income                                  3         5        1       4
                                                     -----     -----    -----   -----
          Net interest expense                        (113)     (168)     (86)   (122)
                                                     -----     -----    -----   -----

      INCOME FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES                             73       109       47      62

      PROVISION FOR INCOME TAXES                        26        39       14       3
                                                     -----     -----    -----   -----

      INCOME FROM CONTINUING OPERATIONS
        BEFORE DISCONTINUED OPERATION                   47        70       33      59

      INCOME FROM DISCONTINUED OPERATION
        NET OF INCOME TAXES OF (pound)- ($-)
    (pound)- AND (pound)2                                -         -        -       4

      CUMULATIVE EFFECT ON PRIOR YEARS (TO
        DECEMBER 31, 1999) OF CHANGING TO A
          DIFFERENT DEPRECIATION METHOD NET
           OF INCOME TAXES OF (pound)4 ($6)
        (pound)- AND (pound)-                            8        12        -       -

      GAIN ON DISPOSAL OF DISCONTINUED
        OPERATION NET OF INCOME TAXES
          CHARGE (BENEFIT) OF
      (pound)- ($-)(pound)(8) AND (pound)31              -         -        8      24
                                                     -----     -----    -----   -----

      NET INCOME                                        55        82       41      87
                                                     =====     =====    =====   =====

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (In Millions)

                                                                                          Nine Month     Year
                                                                    Year Ended            Period Ended    Ended
                                                                    December 31,          December 31,  March 31,
                                                                       2000                   1999       1999
                                                             (pound)             $          (pound)     (pound)
PROFORMA AMOUNTS ASSUMING THE
NEW DEPRECIATION METHOD IS
APPLIED RETROACTIVELY

NET INCOME                                                       47              70              43         90
                                                              -----           -----           -----      -----


=================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                         December 31,  December 31,
                                                                 2000          1999
                                                    (pound)         $       (pound)
ASSETS                                                        (See Note 1)
FIXED ASSETS
   Property, plant and equipment, net
     of accumulated depreciation
       of (pound)177 ($264) and (pound)139           1,079      1,612         1,005
   Construction work in progress                        14         21            31
                                                    ------     ------        ------

Total fixed assets                                   1,093      1,633         1,036
                                                    ------     ------        ------

CURRENT ASSETS
   Cash and cash equivalents                            11         16             9
   Investments                                          14         21            16
   Accounts receivable, less
     provision for uncollectibles
       of (pound)19 ($28) and (pound)9                 111        166           108
   Unbilled revenue                                    109        163           100
   Electricity and gas trading contracts                76        114             4
   Prepaids and other                                   59         88            40
                                                    ------     ------        ------

Total current assets                                   380        568           277
                                                    ------     ------        ------


OTHER ASSETS
   Goodwill, net of accumulated
     amortization of (pound)92 ($137) and (pound)68    873      1,304           902
   Investments, long-term                               34         51            45
   Prepaid pension asset                               133        199           115
   Electricity and gas trading contracts                22         33             -
   Other non-current assets                             71        105            20
                                                    ------     ------        ------

Total other assets                                   1,133      1,692         1,082
                                                    ------     ------        ------


Total assets                                         2,606      3,893         2,395
                                                    ======     ======        ======



=======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (In Millions, Except Shares)

                                                     December 31,        December 31,
                                                             2000           1999
                                                 (pound)      $           (pound)
                                                    (See Note 1)
SHAREHOLDERS' EQUITY AND LIABILITIES

SHAREHOLDERS' EQUITY
   Share capital, (pound)1 par value common shares,
      440,000,100, authorized,
      440,000,002 issued and outstanding             440        657            440
    Retained profit                                   66         99             11
                                                 -------    -------         ------

 Total shareholders' equity                          506        756            451
                                                 -------    -------         ------

 Long-term debt                                    1,161      1,734            964

 Short-term debt refinanced February 2000              -          -            165

 Company-Obligated Mandatorily Redeemable
    Trust Securities of Subsidiary Holding
    Solely Junior Subordinated Deferrable
    Interest Debentures                              178        266            166

 OTHER NON-CURRENT LIABILITIES
    Deferred income taxes                            220        329            195
    Provision for uneconomic
      electricity and gas contracts                   21         31             29
    Electricity and gas trading contracts             23         34              -
    Other                                             15         23             13
                                                 -------    -------         ------

 Total other non-current liabilities                 279        417            237
                                                 -------    -------         ------

 CURRENT LIABILITIES
    Current portion of long-term debt                  4          6              9
    Short-term debt                                  106        158            131
    Accounts payable                                  78        116             79
    Accrued liabilities and
      deferred income                                115        172             91
    Income taxes payable                              47         70             58
    Electricity and gas trading contracts             76        114              3
    Other current liabilities                         56         84             41
                                                 -------    -------         ------

 Total current liabilities                           482        720            412
                                                 -------    -------         ------

 Total liabilities                                 2,100      3,137          1,944
                                                 -------    -------         ------

 COMMITMENTS AND CONTINGENCIES (NOTE 4)

 Total shareholders' equity and
   liabilities                                     2,606      3,893          2,395
                                                 =======    =======         ======


========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (In Millions, Except Shares)


For the year ended March 31, 1999

                                       Share Capital      Retained
                                                           Profit
                                     Shares     Amount     (Deficit)     Total
                                                (pound)     (pound)     (pound)

Balance, April 1, 1998              440,000,002    440         (117)      323
Net income                                    -      -           87        87
                                    -----------  -----       ------    ------

Balance, March 31, 1999             440,000,002    440          (30)      410
                                    ===========  =====       ======    ======


For the nine month period ended December 31, 1999

                                       Share Capital       Retained
                                                            Profit
                                      Shares    Amount    (Deficit)    Total
                                                (pound)      (pound)   (pound)

Balance, April 1, 1999              440,000,002    440          (30)      410
Net income                                    -      -           41        41
                                    -----------  -----       ------    ------

Balance, December 31, 1999          440,000,002    440           11       451
                                    ===========  =====       ======    ======




For the year ended December 31, 2000

                                       Share Capital        Retained
                                       Shares    Amount      Profit    Total
                                                (pound)     (pound)    (pound)

Balance, January 1, 2000            440,000,002    440           11       451
Net income                                    -      -           55        55
                                    -----------  -----       ------    ------

Balance, December 31, 2000          440,000,002    440           66       506
                                    ===========  =====       ======    ======


The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                          9 Month
                                             Year Ended  Period Ended Year Ended
                                             December 31, December 31, March 31,
                                                2000        1999         1999
                                              (pound)    $     (pound)  (pound)
Cash flows from operating activities:
Net income                                       55      82       41      87
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Cumulative effect of a change in
     depreciation method                        (12)    (18)       -       -
   Depreciation of fixed asset investment
     included in cost of sales                   11      16        7       8
   Gain on sale of discontinued operation         -       -        -     (24)
   Depreciation                                  52      78       43      56
   Amortization                                  24      36       18      25
   Gain on sale of fixed assets                   -       -        -      (3)
   Gain on sale of long-term investment           -       -       (3)      -
   Loss on investment in Ionica                   -       -        -      12
   Deferred income taxes                         21      31      (19)     15
Changes in assets and liabilities:
   Receivables and unbilled revenue             (12)    (18)     (24)    (44)
   Prepaid pension asset                        (18)    (27)     (17)    (23)
   Provisions for uneconomic electricity
     and gas contracts                           (4)     (6)      (1)    (11)
   Accounts payable                              (1)     (1)       2      (5)
   Windfall tax payable                           -       -        -     (67)
   Other                                         24      36       23       5
                                            -------  ------  -------  ------
Net cash provided by operating activities       140     209       70      31
                                            -------  ------  -------  ------

Cash flows from investing activities:
   Proceeds from sale of discontinued
     operation                                    -       -        -     136
   Capital expenditures                        (104)   (155)    (100)   (149)
   Proceeds from sale of property,
     plant and equipment                          1       1        1      11
   Proceeds from sale of
     long-term investment                         -       -        3       2
   Reduction in short-term investments            2       3       10       1
   Other                                          -       -       (1)     (1)
                                            -------   -----  -------  ------
Net cash used in investing activities          (101)   (151)     (87)      -
                                            -------  ------  -------  ------

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                        9 Month
                                            Year Ended  Period Ended Year Ended
                                            December 31, December 31, March 31,
                                              2000          1999          1999
                                            (pound)      $   (pound)  (pound)


Cash flows from financing activities:
   Proceeds from issuance of
     Trust Securities                             -       -        -     162
   Proceeds from issuance of long-term debt     165     247        -     130
   Repayments of long-term debt                 (12)    (18)    (140)     (5)
   Net change in short-term debt               (190)   (284)     154    (341)
                                            -------  ------  -------   -----
Net cash (used in) provided by
  financing activities                          (37)    (55)      14     (54)
                                            -------  ------  -------   -----

Increase (decrease) in cash and cash
  Equivalents                                     2       3       (3)    (23)

Beginning of year cash and cash
  equivalents                                     9      13       12      35
                                            -------  ------  -------   -----

End of year cash and cash equivalents            11      16        9      12
                                            =======  ======  =======   =====



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                        9 Month
                                         Year Ended    Period Ended  Year Ended
                                        December 31,    December 31,  March 31,
                                            2000            1999      1999
                                    (pound)        $      (pound)   (pound)

Cash paid for interest                  113         168        74      104
                                    =======     =======   =======   ======

Cash paid for income taxes               14          21         1       67
                                    =======     =======   =======   ======




      The accompanying notes are an integral part of these consolidated financial statements.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         General

              Yorkshire Power Group Limited ("YPG" or the "Company") is a joint venture formed by subsidiaries of American Electric Power Company, Inc. and Xcel Energy, Inc. for the purpose of acquiring the entire issued share capital of Yorkshire Electricity Group plc ("YEG"). The acquisition of YEG was made effective as of April 1, 1997 by Yorkshire Holdings plc, a wholly-owned subsidiary of YPG.

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

         Basis of presentation

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

              The consolidated balance sheet, income statement, statement of cash flows and certain information in the notes to the consolidated financial statements are presented in pounds sterling ((pound)) and in US dollars ($) solely for the convenience of the reader, at the exchange rate of (pound)1 = $1.4938, the closing mid-point in London on December 31, 2000. This presentation has not been translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". No representation is made that the pounds sterling amounts have been, could have been, or could be converted into US dollars at that or any other rate of exchange.

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

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Derivative commodity instruments

              Yorkshire Group uses derivative commodity instruments to reduce exposure to commercial risks associated with its gas supply business. Yorkshire Group may also hold or issue derivative commodity instruments for speculative purposes.

         If an instrument ceases to be accounted for as a hedge, for example, because the underlying hedged position is eliminated, the instrument is marked to market and any resulting profit or loss recognized at that time.

              In accordance with EITF 98-10 gains or losses arising from speculative trading, which is only undertaken within agreed risk parameters, are recognized in the income statement in the period in which they occur.

         Comprehensive income

              There were no material differences between net income and comprehensive income.

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

              Yorkshire Group's policy is to record depreciation on a straight-line basis. Assets are depreciated using the following estimated useful lives:

                                                        Years

         Distribution network                          45 to 80
         Meters                                        10 to 15
         Buildings                                     Up to 60
         Fixtures and equipment                        Up to 15
         Vehicles and mobile plant                     Up to 10

              Capital contributions on distribution assets are credited to the income statement on a straight-line basis over a 60 year period.

         Change in accounting principle

              Yorkshire Group has implemented a change in the depreciation method for its distribution network assets. Previously, distribution network assets were depreciated at a rate of 3% per annum for 20 years and 2% per annum for the remaining 20 years. A straight-line depreciation method has now been implemented for such assets as this is believed to better match the cost of the assets with the anticipated usage pattern. The effect of the change in Fiscal Year 2000 is to increase net income by (pound)3 million net of tax. This is included within depreciation in the income statement.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Revision to asset lives

              In addition to the change in depreciation method, Yorkshire Group has revised the estimated useful economic lives of its distribution network assets in order to provide a more accurate useful estimated life for each asset type. Distribution network assets are now depreciated over a period of between 45 and 80 years while meters are depreciated over a period of between 10 and 15 years. The effect of this change in Fiscal Year 2000 is to increase net income by (pound)4 million net of tax. This is included within depreciation in the income statement.

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

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.       RETIREMENT BENEFITS (continued)

         Defined contribution

              The defined contribution plan was established on December 1, 1991. From April 1, 1995 new employees are only eligible to join this plan. The assets of the defined contribution plan are held and administered by an independent trustee. The cost recognized for this plan for Fiscal Year 2000, the Transition Period and the year ended March 31, 1999 was less than (pound)1 million in each accounting period.

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

                                            December 31, 2000 December 31, 1999
                                              (pound)        $         (pound)
                                                  (amounts in millions)

         Reconciliation of Projected Benefit Obligation
         ----------------------------------------------

         Projected benefit obligation
           at January 1 (April 1)                 818      1,222         812
         Service cost                               8         12           8
         Interest cost                             29         43          27
         Plan participants' contributions           1          1           2
         Actuarial (gain) loss                     (8)       (12)         (2)
         Prior service cost incurred                -          -           -
         Benefits paid                            (35)       (52)        (29)
                                                -----      -----       -----
         Projected benefit obligation
           at December 31 (March 31)              813      1,214         818
                                                =====      =====       =====


         Reconciliation of Fair Value of Plan Assets
         -------------------------------------------

         Fair value of plan assets
           at January 1 (April 1)                 987      1,474         908
         Actual return on plan assets              12         18         104
         Employer contributions                     2          3           2
         Plan participants' contributions           1          1           2
         Benefits paid                            (35)       (52)        (29)
                                                -----      -----       -----
         Fair value of plan assets
           at December 31 (March 31)              967      1,444         987
                                                =====      =====       =====

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.       RETIREMENT BENEFITS (continued)

              The reconciliation of the projected benefit obligation and reconciliation of fair value of plan assets are based on the position as at September 30, 2000.

         Funded Status

                                            December 31, 2000 December 31, 1999
                                               (pound)       $        (pound)

         Funded status                            154        230         170
         Unrecognized net actuarial gain          (31)       (46)        (67)
         Unrecognized prior service cost           10         15          12
                                                -----      -----       -----

         Prepaid pension cost                     133        199         115
                                                =====      =====       =====


              The weighted average rates assumed in the actuarial calculations as of the following dates were:

                                                 December 31,        March 31,
                                               2000        1999        1999
                                                %            %          %

         Discount rate                         4.75        4.75        4.50
         Annual salary rate increase           4.00        4.25        4.00
         Expected long-term rate of return
           on plan assets                      7.00        7.50        8.25


              The components of the plan's net periodic pension cost during the period are shown below (in millions):

                                                       9 Month
                                       Year Ended    Period Ended    Year Ended
                                       December 31,  December 31,    March 31,
                                           2000              1999      1999
                                          (pound)    $     (pound)    (pound)

         Service cost                        11       17        8           9
         Interest                            38       57       27          43
         Curtailment loss                     1        1        -           -
         Expected return on plan assets     (67)    (100)     (51)        (70)
         Net amortization and deferral        1        1        1           1
                                            ---   ------   -------     ------
         Net periodic pension credit        (16)     (24)     (15)        (17)
                                            ====   ======   =======     ======

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.       REGULATORY MATTERS

              Revenue from the distribution business is controlled by a formula principally based on P x (1+(RPI-Xd)) where Xd is currently 3% (the "Distribution Price Control Formula"). P is the previous year's maximum average price per unit of electricity distributed. Therefore the maximum average price in any year is based in part on the maximum average price in the preceding year, a price reduction in any given year has an ongoing effect on the maximum average price for all subsequent years. The Retail Price Index ("RPI") is a measure of inflation, and equals the percentage change in the UK RPI between the six-month period July to December of the two previous years. Because RPI is based on a weighted average of the prices of goods and services purchased by a typical household, which bear little resemblance to the inputs contributing to a REC's business costs, the RPI calculation may not accurately reflect the price changes affecting RECs. The Xd factor is established by Ofgem following review. This formula determines the maximum average price per unit of electricity distributed (in pence per kilowatt hour) which a REC is entitled to charge. This price, when multiplied by the expected number of units to be distributed, determines the expected distribution revenues of the REC for the relevant year.

              The most recent distribution price control review was effective from April 1, 2000. As a result of this review allowed distribution revenue for the five-year period ending on March 31, 2005, required an overall real reduction for the Regulatory Accounting Period 2001 of between 21% and 36% (23% for Yorkshire) from the previous Regulatory Accounting Period, and resetting the Xd factor for the remaining review period ending on March 31, 2005 to subtract 3% from RPI in each such year. This included the movement of some services to electricity supply, particularly in respect of metering.

              In setting the distribution charges each Regulatory Accounting Period, each REC must project the permitted maximum average charge per unit to be distributed in that Regulatory Accounting Period. The projection will have to take account of forecasts of units distributed, distribution line losses, the actual change in RPI and NGC exit charges. Failure to forecast accurately may result in

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.       REGULATORY MATTERS (continued)

         overcharging or undercharging, which is taken into account in the following year through a correction factor in the Distribution Price Control Formula. If a REC has overcharged in a given Regulatory Accounting Period, the maximum average charge per unit distributed in the following Regulatory Accounting Period is reduced by an amount to reflect the excess income received, to which is added interest at the "average specified rate" (being the average of the daily base rates of Barclays Bank plc during the period in respect of which the calculation falls) plus 4%. In the event of undercharging, the Distribution Price Control Formula allows the licensee to recover the shortfall in income plus interest.

              In certain instances, however, overcharging or undercharging by a REC above specific percentage thresholds may result in adjustments by Ofgem. If, in any Regulatory Accounting Period, the average charge per unit distributed exceeds the permitted maximum average charge per unit distributed by more than 3%, then, in the next following Regulatory Accounting Period, the REC may not increase distribution charges unless it has satisfied Ofgem that the average charge per unit in that next following Regulatory Accounting Period is not likely to exceed the permitted maximum average charge. If, with respect to any two successive Regulatory Accounting Periods, the sum of the amounts by which the average charge per unit distributed has exceeded the permitted maximum average charge per unit distributed in the second of those Regulatory Accounting Periods is more than 4% of that permitted maximum average charge, then, in the next following year, the REC may be required by Ofgem to adjust its charges so that they fall within the maximum permitted average charge. If, with respect to two successive Regulatory Accounting Periods, the licensee undercharges by more than 10% of the maximum average charge, Ofgem may, by directions to the licensee, limit the amount by which such undercharging may be recovered.

              Since April 2000, the Distribution Price Control Formula is no longer notionally divided into metering and non-metering components. The current structure contains a general distribution allowance taking into account movements of some metering services to electricity supply

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.       REGULATORY MATTERS (continued)

         (e.g. data collection). Meter provision and meter operation activities relating to network connections, which became competitive on April 1, 2000, are nevertheless subject to the Distribution Price Control Formula. As part of the latest price control review provisions were added to the Distribution Price Control Formula, which ensures that any reduction in operating costs, resulting from a decline in the provision of metering services, is passed on to consumers.

              Connection charges are levied when a customer first connects to a REC's distribution system or makes a material change in electricity supply requirements. These charges are excluded from the Distribution Price Control Formula. In the August 1994 distribution review, OFFER introduced the concept of competition in providing connections to new customers and limited the extent to which, and the circumstances in which, customers wishing to be connected would be required to pay for the costs of reinforcement of the distribution system. As discussed above, in July 2000, Ofgem introduced proposals designed to promote further competition by, among other things, reducing the elements of connection work which were previously deemed to be non-contestable.

              As with the Distribution Price Control Formula, there was a correction factor in the Supply Price Control Formula in the event of overcharging or undercharging. If a REC had overcharged in the previous Regulatory Accounting Period, the maximum average charge per unit supplied is reduced by an amount to reflect the excess income received, to which was added interest. In the event of undercharging, the Supply Price Control Formula allowed the licensee to recover the shortfall in income plus interest.

              A revised supply price control was implemented on April 1, 1998, and was effective until March 31, 2000. This took the form of a series of price caps on the tariffs applicable to Designated Customers in the Authorized Area. These controls also required an additional 3% below inflation reduction which became effective on April 1, 1999. The automatic pass-through of costs previously passed through to residential and business customers below 100kW, consisting primarily of purchased power costs and the

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.    REGULATORY MATTERS (continued)


         correction factor, which annually adjusted prices for any imbalance between forecast and actual costs, were both discontinued from April 1, 1998.

              The new supply price control commenced on April 1, 2000. This control, which is to remain in place for two years from its commencement, resulted in a real price reduction in Yorkshire's standard domestic tariff of 3.6%. This incorporated a 7.3% distribution price reduction as a result of the distribution price control review. The new supply price control also provides for a nominal price freeze for the Regulatory Accounting Period to 2002.

              Electricity priced within the allowed level will need to be secured and purchase price risk managed accordingly. If future costs are significantly below the maximum allowed by the new price control, Ofgem may take steps to ensure that tariffs are reduced.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.       COMMITMENTS AND CONTINGENCIES

         Electricity and gas purchase agreements

              As part of the sale of RPG during Fiscal Year 1999, certain contracts were renegotiated. This enabled Yorkshire to release its balance sheet provision for uneconomic electricity and gas contracts. In the light of renegotiated contracts, a reduced provision of (pound)32 million was created. The new provision relates to a financial instrument, which compensates RPG in respect of gas purchases in excess of market price for a period up to Fiscal Year 2008. The provision, for the net present value of expected future payments, reflects management's expectation of market prices of electricity (to which the contract is partially indexed) and future gas prices. The provision at December 31, 2000 was (pound)20 million and represents the fair value of this financial instrument.

              In addition, Yorkshire has agreed to purchase portions of the output of YCL, a former subsidiary disposed of as part of the sale of the generation business, for up to 20 years.

              Yorkshire has entered into a medium-term gas purchase agreement with a major gas supplier, which had a potential end date of October 2003. However due to a change in market conditions this contract was terminated in January 2001. Yorkshire also has a small number of Swing Contracts with other parties for the purchase of gas, all on normal commercial terms. There are three contracts in total, which terminate between 2002 and 2007.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.       COMMITMENTS AND CONTINGENCIES (continued)

         Legal Proceedings

              Litigation is ongoing with respect to NGC and International Power's use of actuarial surpluses declared in the ESPS. The Pension Ombudsman (a UK arbitrator appointed by statute) issued a "final determination" in favor of complaints made by members of the ESPS relating to NGC's use of the ESPS surplus to offset its additional costs of early payment of pensions as a result of reorganization or redundancy, together with additional contributions required after a valuation. Under that determination the Pension Ombudsman directed NGC to pay into ESPS the amount of that use of the surplus plus interest. The Pension Ombudsman's final determination was challenged in the courts by NGC and International Power, who was also subject to a similar complaint. The High Court subsequently ruled that such use of surplus was permissible.

              On February 10, 1999, the Court of Appeal ruled that the particular arrangements made by NGC and International Power to dispose of the surplus, partly by canceling liabilities relating to pension costs resulting from early retirement, were invalid as they did not comply fully with the rules and procedures for dealing with surplus at that time. However, the Court of Appeal did uphold the High Court's ruling that NGC and International Power could benefit from pension scheme surplus provided that the scheme rules allow and that the interests of the members are taken into account.

              Following a further hearing on May 25 and May 26, 1999 the Court of Appeal ordered NGC and International Power to pay all sums properly payable by them to their group trustees. However, enforcement of the order was stayed pending the outcome of any appeals to the House of Lords, leave for which was granted.

              NGC and International Power initiated appeals in the House of Lords. NGC and International Power also executed amendments which purport to cancel their accrued contribution obligations arising from the Court of Appeal's judgment.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


4.       COMMITMENTS AND CONTINGENCIES (continued)

              Yorkshire made similar use of actuarial surplus and, if it is decided by the House of Lords that the sums concerned are all due to the ESPS, the maximum amount receivable by the ESPS in respect of the use of surplus by Yorkshire is estimated to be approximately (pound)38 million plus interest of (pound)15 million.

              An agreement has been reached between Yorkshire and its pension trustees to the effect that no legal action for the recovery of "outstanding" contributions will be initiated by the trustees against Yorkshire prior to the House of Lords judgment on the NGC and International Power appeals. In consideration of this, Yorkshire will waive any defense in this matter based on the six year statutory limitation period, this waiver commencing from June 24, 1999, the date when the agreement was first mooted and agreed in principle.

              Yorkshire, with EPSL (the ESPS's central co-ordinating and policy body) and other member companies, has now considered with its legal advisers, the option of executing similar retrospective deeds of amendment to those executed by the two litigants: NGC and International Power. Accordingly, a retrospective deed of amendment was executed on January 22, 2001. Yorkshire's pension trustees have been kept fully informed of Yorkshire's intentions and actions.

              The appeals initiated by NGC and International Power in the House of Lords were heard in February 2001. The outcome is anticipated by the end of Fiscal Year 2001.

         Operating leases

              Yorkshire Group has commitments under operating leases with various terms and expiration dates. Rental expenses incurred for operating leases in Fiscal year 2000, the Transition Period, and the Year Ended March 31, 1999 were (pound)7 million ($10 million), (pound)6 million and (pound)3 million respectively.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.       COMMITMENTS AND CONTINGENCIES (continued)


              Future minimum commitments under these operating leases as of December 31, 2000 are as follows:

              Due during Fiscal Year:

                                           (pound)
                                          (millions)
                2001                          3
                2002                          3
                2003                          2
                2004                          1
                2005                          1
              Thereafter                      8
                                           ----
              Total                          18


         Labor subject to Collective Bargaining Agreements

              A majority of Yorkshire Group's employees are subject to one of three collective bargaining agreements. Such agreements are ongoing in nature, and Yorkshire Group's employees participation level is consistent with that of the electric utility industry in the UK.

5.       SEGMENT REPORTING

              Yorkshire Group is primarily engaged in two industry segments: electricity distribution, which involves the transmission of electricity across its network to end users, and supply, which involves the bulk purchase of electricity and gas for delivery to its customers. This forms the basis for the identification of reportable segments as shown below. Included in "Other" are insignificant operating subsidiaries as well as various corporate activities, and non-allocated corporate assets.

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

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.       SEGMENT REPORTING (continued)

              The results and capital expenditure attributable to the generation business, which was disposed of during the Year Ended March 31, 1999, has been treated as a discontinued operation, are excluded from the segment information for the year ended March 31, 1999 shown below.

              Depreciation and amortization includes depreciation of fixed asset investments, which is included within cost of sales in the income statement.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.       SEGMENT REPORTING (continued)

              A summary of information about Yorkshire Group's operations by segments follows (in millions):


                                           Year Ended December 31, 2000

                   Distribution       Supply           Other        Eliminations   Consolidated
                                                                    and non-
                                                                    allocated
                                                                    items
                    (pound)  $    (pound)    $    (pound)   $       (pound)  $  (pound)    $
Revenues from
  external customers  110    164   1,407   2,102      -      -      (5)      (7)  1,512  2,259
Intersegment sales    177    265      21      31      1      1    (199)    (297)      -      -
Depreciation and
  amortization         38     57      24      36      1      1      24       36      87    130
Income (loss) from
  operations          136    203      82     122    (10)   (15)    (23)     (34)    185    276
Total assets        1,120  1,673     517     772  2,844  4,249  (1,875)  (2,801)  2,606  3,893
Capital expenditure    70    104      34      51      -      -       -        -     104    155


                                            Nine Month Period Ended December 31, 1999

                          Distribution     Supply         Other       Eliminations   Consolidated
                                                                      and non-
                                                                      allocated
                                                                      items
                           (pound)        (pound)       (pound)        (pound)          (pound)

Revenues from
  external customers          63            969              4              1            1,037
Intersegment sales           175             28              1           (204)               -
Depreciation and
  amortization                33             16              1             18               68
Income (loss) from
  operations                 111             39             (5)           (18)             127
Total assets               1,013            455          2,710         (1,783)           2,395
Capital expenditure           72             28              -              -              100



                                                     Year Ended March 31, 1999

                          Distribution     Supply         Other       Eliminations   Consolidated
                                                                      and non-
                                                                      allocated
                                                                      items
                            (pound)       (pound)        (pound)      (pound)        (pound)
Revenues from
  external customers           63          1,295              8              -                 1,366
Intersegment sales            259             51             15           (325)                    -
Depreciation and
  amortization                 38             17              4             25                    84
Income (loss) from
  operations                  153             69             (3)           (24)                  195
Capital expenditure           108             23              3              -                   134

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.       SEGMENT REPORTING (Continued)

              Non-allocated items within total assets consist principally of goodwill of (pound)873 million in Fiscal Year 2000 and (pound)902 million in the Transition Period.

              Non-allocated items within income from operations consist principally of amortization of goodwill of (pound)24 million in Fiscal Year 2000, (pound)18 million in the Transition Period, and (pound)25 million in the year ended March 31, 1999.

6.       LOSS ON INVESTMENT IN IONICA

              Yorkshire Group's investment in Ionica was recorded under the equity method of accounting. The book value of the investment was written down by charging losses of (pound)11 million before taxes in the year ended March 31, 1999 and was sold in the same year at a loss of (pound)1 million.

7.       INCOME TAXES

              Yorkshire Group's income tax expense from continuing operations is as follows:

                                                     9 Month
                                  Year Ended         Period Ended  Year Ended
                                  December 31,       December 31,   March 31,
                                    2000                   1999        1999
                           (pound)            $         (pound)      (pound)

         Current                 3            5              34          (10)
         Deferred               23           34             (20)          13
                           -------       ------          ------        -----

         Total                  26           39              14            3
                           =======       ======          ======        =====

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.       INCOME TAXES (continued)

              The following is a reconciliation of the difference between the amount of income taxes from continuing operations computed by multiplying book income before income taxes by the statutory rate, and the amount of income taxes reported (in millions):


                                                          9 Month
                                               Year Ended   Period Ended Year Ended
                                               December 31,  December 31, March 31,
                                               1    2000             1999      1999
                                             (pound)    $     (pound)    (pound)
         Income from continuing
           operations before
           income taxes                         73      109       47      62
         Income taxes computed at
           statutory rate (tax rate 30%)        22       33       14      19
         Effect of change in tax rate
           on deferred taxes                     -        -        -      (6)
         Permanent differences                   7       11        5       8
         Adjustment to tax liabilities          (3)      (5)      (4)    (12)
         Other                                   -        -       (1)     (6)
                                            -------  -------  -------  ------
         Total income tax expense               26       39       14       3
                                            =======  =======  =======  ======


              The tax effect of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheet and their respective tax bases, which give rise to deferred tax assets and liabilities, are as follows (in millions):

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.       INCOME TAXES (continued)

                                                           December 31,
                                                      2000               1999
                                              (pound)       $          (pound)
         Deferred tax liabilities:
           Property related temporary
             differences                         222        332            181
           Pension                                 5          7             33
           Provision for electricity and
             gas contracts                         -          -             (9)
           Other                                  (9)       (13)            (8)
                                             -------    -------        -------
         Net deferred tax liability              218        326            197
         Portion included in current
           assets / (liabilities)                  2          3             (2)
                                             -------    -------        -------
         Long-term deferred tax liability        220        329            195
                                             =======    =======        =======

              The tax years since 1995 are currently under review by the Inland Revenue in the UK. In the opinion of management, the settlement of open years will not have a material adverse effect on results of operations, financial position or cash flows of Yorkshire Group.

8.       FINANCIAL INSTRUMENTS

              Yorkshire utilizes CFDs to mitigate its exposure to volatility in the prices of electricity purchased through the Pool. Such contracts allow Yorkshire to effectively convert the majority of its anticipated Pool purchases from variable market prices to fixed prices. CFDs are in place to hedge a portion of electricity purchases on approximately 18,612 GWh through the year 2003. Accordingly, the gains and losses on such contracts are deferred and recognized as electricity is purchased. Management's estimate of the fair value of CFDs outstanding at December 31, 2000 and December 31, 1999 is a net liability of (pound)41 million ($61 million) and (pound)46 million, respectively. This estimate is based on management's projections of future prices of electricity.

              Yorkshire is exposed to losses in the event of non-performance by counterparties to its CFDs. To manage this credit risk, Yorkshire selects counterparties based on their credit ratings, limits its exposure to any one counterparty, and monitors the market position of the programs and its relative market position with each counterparty. There was no non-performance by counterparties at December 31, 2000 and December 31, 1999.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.         FINANCIAL INSTRUMENTS (continued)


              Yorkshire Group also uses derivative commodity instruments to reduce exposure to commercial risks associated with the gas supply business. Yorkshire Group may also hold or issue derivative commodity instruments for speculative purposes. The fair value of such derivative commodity instruments outstanding at December 31, 2000 is a net liability of (pound)4 million ($6 million).

              Yorkshire also enters into forwards and options that are not used to manage price risk exposure for commitments to customers. Effective January 1, 1999 Yorkshire has adopted EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". EITF 98-10 requires that energy trading contracts not utilized to hedge price risk be marked to market with gains and losses included in current earnings.

              Yorkshire Group has entered into interest rate cap agreements as part of its risk management policy and to mitigate the effects of interest rate changes. Under these agreements counterparties have agreed to pay amounts to Yorkshire Group equal to the excess of variable interest rate obligations over fixed cap interest rate obligations in consideration of a fixed non-returnable premium payment. Receipts from counterparties are recognized as a reduction in interest expense. Premium payments are recognized as an increase in interest expense over the term of the agreement. At December 31, 2000, Yorkshire Group was party to interest rate cap agreements with a notional value of (pound)40 million which were at a fixed cap interest rate of 7.5%. The book value and fair value of the interest rate cap at December 31, 2000 and December 31, 1999 was (pound)nil.

              In February 1998, Yorkshire Group issued $350 million aggregate principal amount of 6.154% Senior Notes due 2003 and $300 million aggregate principal amount of 6.496% Senior Notes due 2008. Upon issuance of these notes, to hedge the currency exposure related to having sterling cash flows and dollar interest payments, cross-currency swaps were taken out, maturing in 2003 and 2008.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.       FINANCIAL INSTRUMENTS (continued)

              In June 1998, Yorkshire Group issued $275 million aggregate principal amount of 8.08% Trust Securities due 2038. In order to hedge the resulting currency exposure cross currency swaps were taken out which mature in 2008. The original nominal value of the cross-currency swaps was $265 million. Yorkshire Group repurchased Trust Securities with a nominal value of approximately $6 million in Fiscal year 2000 and $3 million in the Transition period. In order to preserve the hedge of US Dollar interest cash flows one of the cross-currency swaps was partially cancelled. The aggregate nominal value of the cross-currency swaps at December 31, 2000 was $256 million.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.       FINANCIAL INSTRUMENTS (continued)

              Payments to counterparties in respect of cross-currency swaps are recorded as an interest expense.

              At December 31, 2000 and December 31, 1999 Yorkshire Group was party to cross-currency swap agreements with a notional value of (pound)556 million and (pound)560 million respectively.

              The estimated fair values of Yorkshire Group's financial instruments are as follows (in millions):


                                                   December 31, 2000          December 31, 1999
                                                                               Carrying   Fair
                                               Carrying Amount   Fair Value     Amount  Value
                                               (pound)    $     (pound)    $    (pound) (pound)
         Long term debt
         (including Trust Securities)           (1,343) (2,006) (1,361) (2,033) (1,139) (1,149)
         Cross currency swap agreements              -       -     (10)    (15)      -     (52)

              The fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or the current rates offered to Yorkshire Group for debt of the same remaining maturities. The fair values of cross currency swap and interest rate cap agreements are determined by reference to prices available from the markets on which these instruments are traded.

9.       PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment consisted of the following (in millions):


                                                 December 31, 2000       December 31, 1999
                                                   (pound)     $             (pound)

         Distribution network                       1,333     1,991           1,214
         Non-network land and buildings                38        57              38
         Other                                        213       318             180
         Consumer contributions                      (328)     (490)           (288)
                                                  -------   -------         -------

                                                    1,256     1,876           1,144
         Accumulated depreciation                    (177)     (264)           (139)
                                                  -------   -------         -------

         Property, plant and equipment, net         1,079     1,612           1,005
                                                  =======   =======         =======

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.      LONG-TERM DEBT

         Long-term debt consisted of the following (in millions):

                                            December 31, 2000  December 31, 1999
                                            (pound)      $             (pound)

         7.25% Guaranteed Eurobonds, due 2028  198       296              198
         8.625% Eurobonds, due 2005            151       225              151
         9.25% Eurobonds, due 2020             206       308              207
         6.154% Senior Notes, due 2003         234       350              215
         6.496% Senior Notes, due 2008         201       300              185
         8.08% Trust Securities, due 2038      178       266              166
         Floating rate Reset Senior Notes      167       249                -
         0% Unsecured Loan, due 2000-2009        -         -                1

         European Investment Bank:
            7.52% credit facility,
               due 1999-2002                     8        12               11
            6.55% credit facility,
               due 1997-2000                     -         -                5
                                            ------    ------           ------

         Total                               1,343     2,006            1,139
         Less current maturities                (4)       (6)              (9)

         Less Trust Securities                (178)     (266)            (166)
                                            ------    ------           ------

         Long-term debt, net of current
           maturities and Trust Securities   1,161     1,734              964
                                            ======    ======           ======

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.      LONG-TERM DEBT (continued)

              Long-term debt outstanding at December 31, 2000 is payable as follows (in millions):

                                                     (pound)          $
         For the calendar years ended December 31,
         2001                                              4          6
         2002                                              4          6
         2003                                            234        349
         2004                                              -          -
         2005                                            318        475
         Thereafter                                      783      1,170
                                                      ------     ------

         Total                                         1,343      2,006
                                                      ======     ======


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

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.      LONG TERM DEBT (continued)

              On December 15, 1999 Yorkshire cancelled tranche B of the Syndicated loan facility, a (pound)130 million 5 year term loan. This was replaced with two (pound)65 million loans on 364 day terms. The two loans were used to bridge the gap between the cancellation of tranche B and the issue of the Pass-Through Asset Trust Securities in February 2000. Yorkshire repaid the loans on February 16, 2000.

              Yorkshire Power Pass-Through Asset Trust 2000-1 (the "PATS Trust") is a New York common law trust, the sole assets of which consist of (i) a 100% beneficial interest in (pound)155 million principal amount of Reset Senior Notes due February 15 2020 (the "Senior Notes") issued by Yorkshire Finance 2 ("YPF2"), a subsidiary of Yorkshire Power Group
         (YPG) and (ii) the rights of the PATS Trust under a currency swap with UBS AG, London Branch (the "Currency Swap") and an option granted to UBS AG, London Branch (the "Call Option").

              The PATS Trust has issued $250 million, principal amount of its 8.25% Pass-Through Asset Trust Securities due February 15, 2005 (the "Certificates"). All of the US Dollar proceeds from the offering by the PATS Trust of the Certificates have been swapped by the PATS Trust with UBS AG, London Branch for (pound) Sterling pursuant to the Currency Swap. The PATS Trust has used the (pound) Sterling, together with the proceeds received by the PATS Trust from UBS AG, London Branch under the Call Option to purchase the Senior Notes issued by YPF2. YPF2 has loaned the net proceeds to YPG and subsidiaries. YPG has issued a guarantee that fully and unconditionally guarantees the due and punctual payment of principal and interest on the Senior Notes.

              The issue raised net proceeds of (pound)165 million, after deducting an allowance for issue costs, which was used as working capital and for the repayment of debt, including repayment of the loans described above.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.      SHORT-TERM DEBT

         Short-term debt consisted of the following (in millions):

                                      December 31, 2000 December 31, 1999
                                      (pound)        $         (pound)

         Syndicated credit facility       85        127             100
         Bank loans                       14         21               1
         Bills of exchange                 -          -              20
         Loan notes                        7         10              10
                                     -------    -------          ------

         Total                           106        158             131
                                     =======    =======          ======


              At December 31, 2000 and December 31, 1999 the weighted average interest rate was 6.1% and 6.0%, respectively.

              A syndicated credit facility was entered into during Fiscal Year 1999, which consisted of four tranches: Tranche A, a (pound)150 million 364 day revolving credit with a one-year extension option (reduced to (pound)100 million in the year ended March 31, 1999 and subsequently cancelled on April 21, 1999); Tranche B, a (pound)130 million 5 year term loan cancelled on December 15, 1999; Tranche C, a (pound)50 million 5 year revolving credit facility and Tranche D, a (pound)220 million 5 year revolving credit facility. The interest rates on the facilities are based on LIBOR plus a margin of 0.25%, plus the cost imputed to the lenders of compliance with central bank and regulator requirements. The facilities contain certain restrictive covenants which include a minimum earnings to interest ratio.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.      SHORT-TERM DEBT (continued)

              The acquisition of YEG was financed in part by the issuance of (pound)22 million of loan notes to former YEG shareholders. These notes are redeemable at the option of the holder, on March 31, 1998 and thereafter on each March 31 prior to March 31, 2002. (pound)6 million of notes were redeemed at March 31, 1998, a further (pound)6 million at March 31, 1999 and a further (pound)3 million at March 31, 2000. Any loan notes outstanding at March 31, 2002 shall be repaid in full at that date. The interest rate on the notes is reset semi annually at 1% below the rate at which National Westminster Bank plc is offering six month sterling deposits of (pound)5 million in the London inter-bank market. At December 31, 2000, and December 31, 1999 the interest rate on the notes was 5.3% and 5.0%, respectively.

              At December 31, 2000 and December 31, 1999 unused committed bank facilities were available to the Company in the amount of (pound)185 million ($276 million) and (pound)135 million, respectively. Commitment fees of approximately 1/10 of 1% of the unused committed bank facilities are required to maintain the facilities existing at December 31, 2000, which have expiration dates in calendar year 2003. In addition, the Company has commercial paper programs which provide for the issuance, at a discount, of up to $550 million at face value in commercial paper with short-term maturities (up to 364 days).

12.      DISCONTINUED OPERATIONS

              Yorkshire's generation business was disposed of during the Year Ended March 31, 1999. In respect of the sale proceeds of (pound)136 million were received (net of fees and cash disposed of), which were used to reduce debt. A gain on sale of (pound)24 million, net of income taxes of (pound)31 million was included in net income for the year ended March 31, 1999.

              A favorable adjustment to tax liabilities of (pound)8 million, in respect of the disposal, was recognized in the Transition Period.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.      BUSINESS RESTRUCTURING

Business Streamlining

      Yorkshire has substantially completed a program of streamlining its distribution and Supply workforces. Such streamlining is part of its overall program of reducing controllable costs in response both to Ofgem's final distribution and electricity supply price control reviews which became effective on April 1, 2000, and to increasing competition in the Supply business. During 2000, Yorkshire's distribution business reduced its workforce by 185 positions and its Supply business (including metering) by 112 positions. A provision of approximately (pound)7 million was recorded in January 2000 to reflect the cost of the reductions in 2000. (pound)1.4 million of this provision was reversed in the final quarter of Fiscal Year 2000.

      During Fiscal Year 2000 a further 48 redundancies were identified and announced for the distribution business for Fiscal Year 2001. A new provision of (pound)1.4 million was created in Fiscal Year 2000 in respect of this redundancy plan.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.        UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                                    Quarterly Periods Ended 2000
         (in (pound)millions)         March 31      June 30 September 30 December 31

         Operating revenues             423           328          336       425
         Operating income                59            43           40        43
         Net income                      28             8           10         9



                                                    Quarterly Periods Ended 1999
         (in (pound)millions)                     June 30   September 30   December 31

         Operating revenues                       316            329           392
         Operating income                          34             32            61
         Net income                                 2              6            33

              A favorable adjustment to tax liabilities of (pound)8 million in respect of the disposal of Yorkshire's generation business during the year ended March 31, 1999, has been recognized during the last quarter in the Transition Period.

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.      UNAUDITED INCOME STATEMENT FOR THE YEAR ENDED DECEMBER 31, 1999



                                                           Year Ended
                                                        December 31, 1999
                                                          (in millions)
                                                              (pound)

OPERATING REVENUES . . . . . . . . . . . .                    1,431

COST OF SALES. . . . . . . . . . . . . . .                      991
                                                              -----

GROSS MARGIN . . . . . . . . . . . . . . .                      440
                                                              -----

OPERATING EXPENSES:
  Maintenance. . . . . . . . . . . . . . .                       59
  Depreciation and Amortization. . . . . .                       81
  Selling, General and Administrative. . .                      124
                                                              -----

       INCOME FROM OPERATIONS. . . . . . .                      176
                                                              -----

OTHER INCOME:
  Other Income, net. . . . . . . . . . . .                        2
                                                              -----

NET INTEREST EXPENSE:
  Interest Expense . . . . . . . . . . . .                     (114)

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . .                       64

PROVISION FOR INCOME TAXES . . . . . . . .                       21
                                                              -----

INCOME FROM CONTINUING OPERATIONS. . . . .                       43
                                                              -----

GAIN ON DISPOSAL OF DISCONTINUED
OPERATION (INCOME TAX BENEFIT OF (pound)8)                        8
                                                              -----

NET INCOME . . . . . . . . . . . . . . . .                       51
                                                              -----

                 YORKSHIRE POWER GROUP LIMITED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.      ADOPTION OF NEW ACCOUNTING STANDARD FROM JANUARY 1, 2001

              Yorkshire adopted Statement of Accounting Standards No. 133 (SFAS
         133), Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. Upon adoption of SFAS 133, the cumulative effect adjustments to earnings to recognize the fair value of all derivatives that are designated as fair value hedges, to recognize the difference (attributable to the hedged risks) between the carrying values and the fair values of related hedged assets and liabilities are not material. Yorkshire recorded a cumulative effect type adjustment of (pound)61 million net of tax, a charge in accumulated other comprehensive income to recognize the fair value of all derivatives that are designated as cash flow hedges.

              Yorkshire expects to reclassify (pound)21 million to earnings during the next twelve months from the transition adjustment that was recorded in accumulated other comprehensive income.

              There are outstanding issues under consideration by the Financial Accounting Standards Board's Derivative Implementation Group that may affect the accounting treatment of certain energy contracts which could result in certain energy contracts being marked to market that are not presently being marked to market. As a result it is not possible to fully determine the effect of implementation that SFAS 133 will have on Yorkshire's energy contracts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------


None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

Management of Yorkshire Group

      The following table sets forth certain information with respect to the executive officers and directors of Yorkshire Group as of December 31, 2000:

Name                               Age               Position

Dr. E. Linn Draper, Jr.             58               Vice Chairman and
                                                     Director
Donald M. Clements, Jr.             51               Director
Armando A. Pena                     55               Chief Financial
                                                     Officer and Director
Wayne H. Brunetti                   58               Chairman and Director
Richard C. Kelly                    54               Director
Paul J. Bonavia                     49               Director

      The roles of Chairman and Vice Chairman of Yorkshire Group rotate between Dr. E. L. Draper Jr and Mr Brunetti on an annual basis. As of January 1, 2000, Mr Brunetti became Chairman of Yorkshire Group and Dr. E. L. Draper became Vice Chairman.

      Dr. E. Linn Draper Jr. Has been a director and chairman of Yorkshire Group since February 1997. Since April 1993 he has been chairman of the board of directors and chief executive officer of AEP Co. Inc. and all of its major subsidiaries. In March 1992, he was appointed president and director of AEP Co. and AEP Service Corp. Also serves as a director of BCP Management Inc.

      Donald M. Clements, Jr. Has been a Director of Yorkshire Group since February 1997. Since October 1995, has been President of AEP Resources, Inc. Joined American Electric Power Service Corporation in September 1994 as Senior Vice President and became Executive Vice President in December 1996. From 1978 to 1994, was employed with Gulf States Utilities Company.

      Armando A. Pena. Since February 1997 has been a director and, since July 1997, has been chief financial officer of Yorkshire Group. Since November 1995, he has been treasurer of AEP Co. Inc. and all of AEP's major subsidiaries. He has been senior vice president of AEP Service Corp. since March 1996. He was chief financial officer from January 1998 to June 2000, and was vice president-finance of AEP Service Corp. from 1989 to 1996 of AEP Service Corp.

         Wayne H. Brunetti. Has been a Director of Yorkshire Group since February 1997. Since August 2000, has been President and Chief Executive Officer of Xcel following the merger of NCE and NSP. From March 2000 to August 2000 was Chairman, President and Chief Executive Officer of NCE, and from August 1997 to March 2000 was Vice Chairman, President and Chief Operating Officer. Joined Public Service Co. of Colorado in July 1994, as President and Chief Operating Officer.

         Richard C. Kelly. Has been a Director of Yorkshire Group since December 1998. Since August 2000, has been Vice President of Xcel and President, Enterprises Business Unit following the merger of NCE and NSP. From August 1997 to August 2000, was Executive Vice President and Chief Financial Officer of NCE. From 1990 to 1997, was Senior Vice President of Public Service Company of Colorado.

         Paul J. Bonavia. Has been a Director of Yorkshire Group since December 1998. Since August 2000, has been Vice President of Xcel and President, Xcel Energy Markets Business Unit following the merger of NCE and NSP. From December 1997 to August 2000, was Senior Vice President and General Counsel of NCE. From March 1997 to December 1997 was Of Counsel at LeBoeuf, Lamb, Greene & MacRae, LLP. From 1991 to February 1997, was Senior Vice President of Dominion Resources, Inc.

Management of Yorkshire Finance and Yorkshire Finance 2

      The following table sets forth certain information with respect to the Boards of Directors of Yorkshire Finance and Yorkshire Finance 2 as of December 31, 2000:

Name                                        Age               Position

Graham J. Hall                              57                Director
Roger Dickinson                             54                Director
Andrew G. Donnelly                          45                Director

      Graham J. Hall. Has been a Director of Yorkshire since March 1990, a Director of Yorkshire Finance since August 1997 and a Director of Yorkshire Finance 2 since January 2000. From January 1998 to December 2000 held the post of Chief Executive of Yorkshire. From April 1997 to December 1997, was the Group Operations Director of Yorkshire. From 1990 through 1997, was the Group Executive Director, Distribution of Yorkshire.

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


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

Management Compensation of Yorkshire Group

      The officers and directors of Yorkshire Group listed above (each an "AEP/Xcel Officer or Director", as applicable) receive no cash or non-cash compensation as a result of their services performed for Yorkshire Group. The salaries of all AEP/Xcel Officers and Directors are paid by either AEP or Xcel, as applicable, solely for the services performed by them for either AEP or Xcel, as applicable.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------


      Yorkshire Power Group Ltd is wholly owned indirectly by AEP and Xcel. The following table shows the number of shares of common stock of AEP and Xcel, respectively, owned by the directors and executive officers of Yorkshire Power Group Limited as of December 31, 2000:

Name                     Title of Security        Number of Shares
                                                    Beneficially
                                                    Owned (1)

Dr. E. Linn Draper, Jr. AEP Common Stock              9,535    (2)(3)

Donald M. Clements, Jr. AEP Common Stock              2,354    (2)

Armando A. Pena         AEP Common Stock              5,767    (2)

Wayne H. Brunetti       Xcel Common Stock     1,516,537.231 (4)(5)(6)(8)

Richard C. Kelly        Xcel Common Stock        472,456.48 (4)(6)(7)(8)

Paul J. Bonavia         Xcel Common Stock        341,287.55 (4)(6)(8)


Directors and executive officers of Yorkshire Power Group Ltd as a group (6 persons)

                                  AEP Common Stock     17,656     (9)

                                  Xcel Common Stock 2,330,281.261 (9)

(1) "Beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security and/or investment power with respect to a security.

(2) Includes shares of AEP common stock held in the AEP Savings Plan as follows:
Dr. Draper 3,947 shares, Mr. Clements 2,354 shares and Mr. Pena 4,145 shares.

(3) Includes 5,588 shares of AEP common stock held in joint tenancy with Dr. Draper's wife.

(4) Includes shares of Xcel Energy common stock which the following have the right to acquire as of December 31, 2000, through the exercise of options, currently exercisable or exercisable within 60 days, granted under the NCE Omnibus Incentive Plan and the predecessor PSCo Omnibus Incentive Plan as follows: Mr. Brunetti 704,217, Mr. Kelly 224,750 and Mr. Bonavia 186,000 shares.

(5) Includes 51,409.93 shares of Xcel Energy common stock held in joint tenancy.

(6) Includes shares of Xcel common stock held in the NCE Employee Savings and Stock Ownership Plan as follows: Mr. Brunetti 1,236.871, Mr. Kelly 4,663.399 and Mr. Bonavia 441.64.

(7) Includes 407.842 shares of Xcel common stock held by Mr. Kelly's wife in the NCE Employees' Savings and Stock Ownership Plan for Bargaining Unit Employees and Former Non-Bargaining Unit Employees.

(8) Includes shares of Xcel common stock held in the NCE Employee Savings and Stock Option Plan as follows: Mr Brunetti 3,673.435, Mr Kelly 2,118.294 and Mr Bonavia 590.857.

(9) Represents less than 1% of outstanding common stock of AEP or Xcel, as applicable.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------


TRANSACTIONS WITH MANAGEMENT AND OTHERS

      None

CERTAIN BUSINESS RELATIONSHIPS

      See Items 10 and 11 herein.

INDEBTEDNESS OF MANAGEMENT

      None

TRANSACTIONS WITH PROMOTERS

      None

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------


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

       (3)   Exhibits:
              Exhibits are listed in the Exhibit Index on pages 146 to 150.

  (b)    Reports on Form 8-K:

         A report on Form 8-K, dated February 26, 2001, was filed on February 28,2001, under Item 5 of Form 8-K, in respect of a conditional agreement signed by AEP and Xcel to sell 94.75% of the issued share capital of Yorkshire Group to Innogy.

                                   SIGNATURES

         Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Yorkshire Power Group Limited, certifies that it has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2001.

                                     YORKSHIRE POWER GROUP LIMITED

                                     By: /s/ Armando A. Pena
                                         -------------------------------------
                                         Armando A. Pena
                                         Director and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                    Title                         Date
     ---------                                    -----                         ----
(i)      Principal Executive Officer:
        *Dr. E. Linn Draper, Jr.


                                                  Chairman of the Board         March 22, 2001
                                                  and Director


(ii)     Principal Financial Officer
         and Principal Accounting Officer:


                                                  Chief Financial Officer       March 22, 2001
(Armando A. Pena)                                 and Director



(iii)    A Majority of the Directors
         *Wayne H Brunetti
         *Donald M Clements, Jr.
         *Richard C Kelly
         *Paul J Bonavia



*BY                                                 Authorized Representative   March 22, 2001
(Armando A. Pena, Attorney-in-Fact)                 in the United States

                          INDEPENDENT AUDITORS' REPORT

         To The Shareholders and Board of Directors of Yorkshire Power Group Limited and Subsidiaries

         We have audited the consolidated financial statements of Yorkshire Power Group Limited and its subsidiaries (the "Company") as of December 31, 2000 and December 31, 1999, and for the year ended December 31, 2000, for the nine month period ended December 31, 1999, and for the year ended March 31, 1999, and have issued our report thereon dated March 22, 2001. Our audits also included the financial statement schedule of the Company, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche
Leeds, Yorkshire

March 22, 2001

                          YORKSHIRE POWER GROUP LIMITED
                               (Successor Company)

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (In Millions)

Column A                           Column B            Column C         Column D    Column E
                                                      Additions

                                 Balance at   Charged to  Charged to              Balance at
                               Beginning of    Costs and       Other                  End of
                                     Period     Expenses    Accounts  Deductions      Period
Description                         (pound)      (pound)     (pound)     (pound)     (pound)
Year ended December 31, 2000

Deducted from Assets:
   Accumulated Provision for
     Uncollectible Accounts               9           14           -           4(a)       19
                                      -----        -----       -----       -----       -----
                                          9           14           -           4          19
                                      =====        =====       =====       =====       =====

9 month period ended
   December 31, 1999

Deducted from Assets:
   Accumulated Provision for
     Uncollectible Accounts               9            4           -           4(a)        9
                                      -----        -----       -----       -----       -----
                                          9            4           -           4           9
                                      =====        =====       =====       =====       =====

Year ended March 31, 1999

Deducted from Assets:
   Accumulated Provision for
     Uncollectible Accounts               6            9           -           6(a)        9
                                      -----        -----       -----       -----       -----
                                          6            9           -           6           9
                                      =====        =====       =====       =====       =====

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

4.9 First Supplemental Indenture, dated as of February 25, 1998, among Yorkshire Power Finance Limited, Yorkshire Power Group Limited, The Bank of New York and Banque Generale du Luxembourg (Annual Report on Form 10-K for the fiscal year ended March 31, 1998, File No. 333-47925,
         Exhibit 4.9).

4.10 Second Supplemental Indenture, dated as of February 25, 1998, among Yorkshire Power Finance Limited, Yorkshire Power Group Limited, The Bank of New York and Banque Generale du Luxembourg (Annual Report on Form 10-K for the fiscal year ended March 31, 1998, File No. 333-47925,
         Exhibit 4.10).

4.11 Deposit Agreement, dated as of February 1, 1998 between The Bank of New York and Yorkshire Power Finance Limited (Annual Report on Form 10-K for the fiscal year ended March 31, 1998, File No. 333-47925, Exhibit 4.11).

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

10.1 Yorkshire Electricity Group plc Public Electricity Supply License dated March 26, 1990 as modified by modifications dated March 30, 1994, March 31, 1995, September 25, 1995, December 11, 1997, December 30, 1997 and
         March 31, 1998 (Designated in Registration 333-47925 as Exhibit 10.1), September 17, 1999, (Annual Report on Form 10-K for the

         Transition Period ended December 31, 1999, File No 333-47925, Exhibit 10.14). April 1, 2000, (Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No 333-47925, Exhibit 10.15) July 28, 2000,
         August 7, 2000 and September 1, 2000 (Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No 333-47925, Exhibit 10.19).


10.2 Second Tier License to Supply Electricity for England and Wales for Yorkshire Electricity Group plc dated June 8, 1990 (Designated in Registration 333-47925 as Exhibit 10.2).

10.3 Modifications to Yorkshire Electricity Group plc Second Tier License to Supply Electricity for England and Wales dated October 24, 1990, April 22, 1992, March 11, 1994, April 29, 1994 and January 19, 1998
         (Designated in Registration 333-47925 as Exhibit 10.3), August 7, 2000 and September 1, 2000 (Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No 333-47925, Exhibit 10.20).

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

10.12 Agreement for (pound)220 million Credit Facility, dated July 22, 1998, for Yorkshire Electricity Group plc arranged by Citibank, N.A. and Deutsche Bank AG London (Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 333-47925, Exhibit 10.2).

10.13 Supplemental Agreement dated December 13, 1999, relating to a Credit Facility for Yorkshire Electricity Group plc arranged by Citibank, N.A. and Deutsche Bank AG London incorporating an Agreement for a (pound)50,000,000 Revolving Credit Facility dated July 22, 1998 for Yorkshire Electricity Group plc arranged by Citibank N.A. and Deutsche Bank AG London.

10.14 New Electricity Trading Arrangements Programme Implementation Scheme as of August 14, 2000, among Yorkshire Electricity Group plc and other parties(Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No 333-47925, Exhibit 10.16).

10.15 BSC Framework Agreement, dated as of August 14, 2000, among Yorkshire Electricity Group plc and other parties (Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No 333-47925,
           Exhibit 10.17).

10.16 Transfer Deed relating to the transfer of certain assets and liabilities of members of The Electricity Pool of England and Wales as of August 14, 2000, among the Members of The Electricity Pool of England and Wales (including Yorkshire Electricity Group plc) and Elexon Limited (Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No 333-47925, Exhibit 10.18).

*12.1      Computation of ratios of earnings to fixed charges.

18.1 Letter in respect of change in accounting principle (Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No 333-47925,
           Exhibit 18).

*21.1    List of subsidiaries of Yorkshire Power Group Limited

*24.1 Power of Attorney of certain officers and directors of Yorkshire Power Group Limited.